Form 10-Q
period 1999-06-30
SCIENT CORP
filed 1999-08-13
CIK 1081394

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             _____________________

                                   Form 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                       Commission File Number 000-25893

                              SCIENT CORPORATION
            (Exact name of registrant as specified in its charter)

                Delaware                             94-3288107
        (State of incorporation)        (IRS Employer Identification No.)


         One Front Street, 28th Floor, San Francisco, California 94111 (Address of principal executive offices, including ZIP code)

                                (415) 733-8200
             (Registrant's telephone number, including area code)

                                     None
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has
                                                  ---
been subject to such filing requirements for the past 90 days. Yes ___ No X.
                                                                         ---

     The number of shares outstanding of the Registrant's Common Stock as of June 30, 1999 was 35,094,586

================================================================================

                              SCIENT CORPORATION

                                     INDEX


                                                                        Page No.
                                                                        -------
Part I.  Financial Information

Item 1.      Balance Sheets as of June 30, 1999 (unaudited)
             and March 31, 1999                                             1

             Statements of Operations for the
             Three Months Ended June 30, 1999 and 1998 (unaudited)          2

             Statements of Cash Flows for the
             Three Months Ended June 30, 1999 and 1998 (unaudited)          3

             Notes to Financial Statements                                  4

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            6

Item 3.      Qualitative and Quantitative Disclosure About Market Risk     17

Part II. Other Information

Item 1.      Legal Proceedings                                             18

Item 2.      Changes in Securities and Use of Proceeds                     18

Item 3.      Defaults Upon Senior Securities                               18

Item 4.      Submission of Matters to a Vote of Security Holders           18

Item 5.      Other Information                                             19

Item 6.      Exhibits and Reports on Form 8-K                              19

Signature                                                                  21

Exhibit Index                                                              22

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              SCIENT CORPORATION

                                BALANCE SHEETS
                   (in thousands, except per share amounts)

                                                                                   June 30,            March 31,
                                                                                     1999                1999
                                                                             ------------------     ---------------
                                                                                 (unaudited)
ASSETS
Current assets
   Cash and cash equivalents..............................................   $            1,538     $        11,261
   Short-term investments.................................................               63,701              16,868
   Accounts receivable, net...............................................               14,068               6,141
   Prepaid expenses and other current assets..............................                3,999                 864
                                                                             ------------------     ---------------
       Total current assets...............................................               83,306              35,134

Long-term investments.....................................................               17,086                   -
Notes receivable..........................................................                  160                 160
Property and equipment, net...............................................                4,004               3,410
Other assets..............................................................                  308                 108
                                                                             ------------------     ---------------
                                                                             $          104,864     $        38,812
                                                                             ==================     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Bank borrowings, current...............................................   $              763     $           413
   Accounts payable.......................................................                1,445                 832
   Accrued expenses.......................................................                7,214               4,632
   Deferred revenue.......................................................                1,274                 524
   Capital lease obligations, current.....................................                  670                 625
                                                                             ------------------     ---------------
       Total current liabilities..........................................               11,366               7,026

Bank borrowings, long-term................................................                1,406               1,129
Capital lease obligations, long-term......................................                  638                 680
                                                                             ------------------     ---------------
               Total liabilities..........................................               13,410               8,835
                                                                             ------------------     ---------------

Commitments

Stockholders' equity
  Convertible Preferred Stock: issuable in series, $0.0001 par value;
   10,000 and 11,500 shares authorized, respectively; no and 9,012
   shares issued and outstanding, respectively............................                    -                   1
  Common Stock:  $0.0001 par value; 125,000 and 40,000 shares authorized, respectively; 35,095 shares and 16,567 shares issued and outstanding,
   respectively...........................................................                    4                   2
  Additional paid-in capital..............................................              135,131              70,056
  Unearned compensation...................................................              (22,428)            (27,222)
  Accumulated deficit.....................................................              (21,253)            (12,860)
                                                                             ------------------     ---------------
       Total stockholders' equity.........................................               91,454              29,977
                                                                             ------------------     ---------------
                                                                             $          104,864     $        38,812
                                                                             ==================     ===============

            See accompanying notes to interim financial statements.

                              SCIENT CORPORATION

                           STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                                   Three Months Ended June 30,
                                                                            ---------------------------------------
                                                                                   1999                  1998
                                                                            ----------------    -------------------
                                                                                          (unaudited)
Revenues.................................................................   $         16,404    $             1,924

Operating expenses:
  Professional services..................................................              7,940                    942
  Selling, general and administrative....................................             13,105                  1,225
  Stock compensation.....................................................              4,348                    358
                                                                            ----------------    -------------------
Total operating expenses.................................................             25,393                  2,525
                                                                            ----------------    -------------------

Loss from operations.....................................................             (8,989)                  (601)

Interest income, net.....................................................                596                     78
                                                                            ----------------    -------------------
Net loss.................................................................   $         (8,393)   $              (523)
                                                                            ================    ===================

Net loss per share:
  Basic and diluted......................................................   $          (0.46)   $             (0.09)
                                                                            ================    ===================
  Weighted average shares................................................             18,405                  6,048
                                                                            ================    ===================

            See accompanying notes to interim financial statements.

                              SCIENT CORPORATION

                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                           Three Months Ended June 30,
                                                                                -----------------------------------------------
                                                                                          1999                     1998
                                                                                ---------------------    ----------------------
                                                                                                  (unaudited)
Cash flows from operating activities:
  Net loss...................................................................   $              (8,393)   $                 (523)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization............................................                     413                        41
    Provision for doubtful accounts..........................................                     341                        43
    Amortization of unearned compensation....................................                   4,348                       358
    Changes in current assets and liabilities:
     Accounts receivable.....................................................                  (8,268)                     (829)
     Prepaid expenses and other current assets...............................                  (3,135)                      (44)
     Other assets............................................................                    (200)                      (60)
     Accounts payable........................................................                     613                      (203)
     Accrued expenses........................................................                   2,582                       214
     Deferred revenue........................................................                     750                         -
                                                                                ---------------------    ----------------------
       Net cash used in operating activities.................................                 (10,949)                   (1,003)
                                                                                ---------------------    ----------------------
Cash flows from investing activities:
  Purchase of property and equipment, net....................................                    (858)                     (391)
  Purchase of short-term investments.........................................                (180,698)                        -
  Purchase of long-term investments..........................................                 (17,086)                        -
  Sale of short-term investments.............................................                 133,865                         -
                                                                                ---------------------    ----------------------
       Net cash used in investing activities.................................                 (64,777)                     (391)
                                                                                ---------------------    ----------------------

Cash flows from financing activities:
  Proceeds from bank borrowings..............................................                     627                         -
  Proceeds from Convertible Preferred Stock, net.............................                       -                    14,173
  Proceeds from initial public offering, net.................................                  62,832                         -
  Proceeds from exercise of Common Stock options and warrants, net...........                   2,690                       113
  Principal payments on capital lease obligations............................                    (146)                        -
                                                                                ---------------------    ----------------------
     Net cash provided by financing activities...............................                  66,003                    14,286
                                                                                ---------------------    ----------------------
Increase in cash and cash equivalents........................................                  (9,723)                   12,892
Cash and cash equivalents at beginning of period.............................                  11,261                     3,301
                                                                                ---------------------    ----------------------
Cash and cash equivalents at end of period...................................   $               1,538    $               16,193
                                                                                =====================    ======================
Supplemental cash flow information:
  Cash paid for interest.....................................................   $                  59    $                    1
                                                                                =====================    ======================
Supplemental non-cash financing activity:
  Property and equipment acquired under capital leases.......................   $                 149    $                    1
                                                                                =====================    ======================
Issuance of Convertible Preferred Stock
  for stock subscription receivable..........................................   $                   -    $                  849
                                                                                =====================    ======================

            See accompanying notes to interim financial statements.

                              SCIENT CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying financial statements for the three months ended June 30, 1999 and 1998 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Registration Statement on Form S-1 for the fiscal year ended March 31, 1999. The results of operations for the interim period ended June 30, 1999 are not necessarily indicative of results to be expected for the full year or any other period.

2.   Net Loss Per Share

  The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share," and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of Common Stock subject to repurchase rights and incremental shares of Common Stock issuable upon the exercise of stock options and warrants.

  The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                                  Three Months Ended June 30,
                                                                            ------------------------------------
                                                                                   1999                1998
                                                                            ----------------    ----------------
                                                                                         (unaudited)
Numerator
  Net loss...............................................................   $         (8,393)   $           (523)
                                                                            ================    ================

Denominator
  Weighted average shares................................................             26,397              11,616
  Weighted average unvested common shares subject to repurchase..........             (7,992)             (5,568)
                                                                            ----------------    ----------------

  Denominator for basic and diluted calculation..........................             18,405               6,048
                                                                            ================    ================

Net loss per share:
  Basic and diluted......................................................   $          (0.46)   $          (0.09)
                                                                            ================    ================


3.   Short-Term and Long-Term Investments

     The Company considers all investments with original maturities of less than one year as the respective balance sheet dates to be short-term investments and all investments with maturities greater than one year to be long-term investments. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has categorized its marketable securities as "available-for-sale." At June 30, 1999, amortized cost approximated fair value and unrealized gains and losses were insignificant.

4.   Borrowings

     During 1998 and 1999, the Company entered into three equipment lease lines totaling $4.0 million and a $4.0 million line of credit under a Loan and Security Agreement. The equipment lease lines draw down expires in May 1999 through June 2000. Interest will accrue from the date of each draw down at a rate of one percent plus prime per annum (8.8% at June 30, 1999) and is payable monthly through the expiration date. Equipment draw downs that are outstanding on the expiration date are payable in 36 equal monthly principal installments, plus all accrued interest, beginning the following month. The line of credit expires in May 2000 and charges interest at a rate of one-half percent plus prime per annum (8.3% at June 30, 1999). The assets of the Company are pledged as collateral for the Company's credit facilities.

     At June 30, 1999, the Company had $2.2 million outstanding under the equipment lease line. Under the lines of credit, the Company is required to maintain certain financial covenants. At June 30, 1999, the Company was in compliance with all such covenants.

5.   Recent Accounting Pronouncements

     In June 1998 and 1999, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" and SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" ("SFAS 133"), respectively. SFAS 133 is effective for all fiscal quarters beginning with the quarter ending June 30, 2000. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will adopt SFAS 133 in its quarter ending June 30, 2000 and does not expect such adoption to have an impact on the Company's results of operations, financial position or cash flows.

6.   Balance Sheet Components

                                                                                 June 30,             March 31,
                                                                                   1999                 1999
                                                                            ----------------    -------------------
                                                                               (unaudited)
Prepaid expenses and other current assets
    Recruiting...........................................................   $          2,695    $                 -
    Insurance............................................................                380                      -
    Rent.................................................................                332                    338
    Deposits.............................................................                241                     53
    Professional expenses................................................                  -                    433
    Other Current Assets.................................................                351                     40
                                                                            ----------------    -------------------
                                                                            $          3,999    $               864
                                                                            ================    ===================
Accrued expenses:
   Accrued compensation and benefits.....................................   $          4,159    $             2,554
   Purchased software....................................................              1,613                    750
   Professional expenses.................................................              1,202                    735
   Other.................................................................                240                    593
                                                                            ----------------    -------------------
                                                                            $          7,214    $             4,632
                                                                            ================    ===================

7.   Initial Public Offering

     In May 1999, the Company completed its initial public offering of 3,450,000 shares of Common Stock (including the exercise of the underwriters' overallotment option) and realized proceeds, net of underwriting discounts, commissions and issuance costs, of $62.8 million.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Scient's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results" and "Liquidity and Capital Resources" below, as well as Risk Factors included in the Company's Rule 424(b) prospectus dated May 13, 1999, as filed with the Securities and Exchange Commission. All forward-looking statements in this document are based on information available to Scient as of the date hereof and Scient assumes no obligation to update any such forward-looking statements.

Overview

     Our revenues are derived primarily from providing professional services to clients who are creating eBusinesses or are rethinking or expanding their existing businesses to integrate eBusiness capabilities. We expect that our revenues will be driven primarily by the number and scope of our client engagements and by our professional services headcount. In the quarter ended June 30, 1999, 7 clients accounted for approximately 50% of our revenues, with The Chase Manhattan Corp accounting for approximately 10% of our revenues. Revenues from any given client will vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future, but over time may diversify. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline substantially. As a result, the loss of any significant client could seriously harm our business and results of operations.

     We market and sell our services through a direct sales force organized by market-specific business units. We generally provide our services on a time and materials basis. For the quarter ended June 30, 1999, approximately 81% of revenues were derived from time and materials contracts, including completed capped contracts that were appropriately recognized on a time and materials basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed-fee type contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs). Revenues exclude reimbursable expenses charged to clients. In the quarter ended June 30, 1999, substantially all clients were located within North America and all revenues were denominated in U.S. dollars.

     Professional services expenses consist primarily of compensation and benefits of our employees engaged in the delivery of professional services. Professional services margins reflect revenues less the professional services expenses whether or not the employee's time is billed to a client. We expect that our per capita professional services expenses will increase over time due to wage increases and inflation. Our professional services margins are affected by trends in client billability, defined as the percentage of professional services employees' time that is billed to clients, and, as such, will vary in the future. Any significant decline in fees billed to clients or the loss of a significant client would materially adversely affect our professional services margins. Client engagements currently average three to six months' duration. If a client engagement ends earlier than we expect, we must re-deploy professional services personnel. Any resulting unbillable time will adversely affect professional services margins.

     Selling, general and administrative expenses consist of salaries, commissions, and related expenses for personnel engaged in sales; salaries and related expenses for executive recruiting, human resources, knowledge management, information technology, finance and administrative personnel; office facilities and information technology expenditures; professional fees; trade shows; promotional expenses; and other general corporate expenses. We expect selling, general and administrative expenses to increase in absolute dollars as we expand our direct sales force, continue expenditures on knowledge management and information technology infrastructure, open new offices, increase our recruiting efforts and incur additional costs related to the growth of our business and operation as a public company.

  Stock compensation expenses consist of non-cash compensation expenses arising from option grants. We have recorded aggregate unearned stock compensation totaling $35.0 million in connection with certain stock option grants through June 30, 1999. This stock compensation expense will be recognized over a period ending May 12, 2003, which is the end of the vesting period for the related options.

     Despite growth in our revenues, we have not been profitable and we expect to continue to incur net losses. Our net losses may not decrease proportionately with the increase in our revenues primarily because of increased expenses related to the expansion of the number of our offices, increased investment in our knowledge management and operations infrastructure, and increased marketing and sales efforts. To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected.

Results of Operations
For the three months ended June 30, 1998 and 1999

  Revenues

     Our revenues increased by 753% in the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. This increase principally resulted from increases in both the number of clients and the scope of engagements and increased investment in our sales and professional services organizations.

  Operating Expenses

     Professional Services. Our professional services expenses increased by 743% in the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. This increase was primarily a result of increases in the number of professional services personnel.

     Selling, General and Administrative. Selling, general and administrative expenses increased by 970% in the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. This increase was primarily due to expenses related to the addition of sales, marketing, recruiting, knowledge management, information technology, finance and administration personnel and the costs of leasing additional office space to support our growth.

     Stock Compensation. Stock compensation expenses increased by 1115% in the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. This increase was primarily a result of increases in the number of options granted since the quarter ended June 30, 1998 due to increased hiring of employees and larger differences between the market values at the dates of and the exercise prices at which the options were granted from June 30, 1998 through May 12, 1999.

  Interest Income, Net

     Interest income, net, increased by 664% in the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. This increase was due primarily to higher interest-bearing balances in the 1999 period resulting from our financing activities, partially offset by interest expense generated from our increased drawings under our lines of credit.

  Provision for Income Taxes

     From inception through June 30, 1999, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of June 30, 1999, we had approximately $7.7 million of federal and state net operating loss carryforwards to offset future taxable income which expire in varying amounts beginning in 2018 and 2006, respectively. Given our limited operating history, losses incurred to date, and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, a full valuation allowance has been recorded.

Liquidity and Capital Resources

     We raised $62.8 million in May 1999 from an initial public offering of 3,450,000 shares of our common stock, net of underwriting discounts, commissions and issuance costs. The primary purposes of this offering were to obtain additional equity capital, create a public market for our common stock, and facilitate future access to public markets. We have used, and continue to expect to use the proceeds for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisition of businesses that are complimentary to ours. Pending such uses, we have invested the net proceeds of this offering in investment grade, interest-bearing securities. Prior to our initial public offering, we raised $30.9 million of equity capital from the sale of preferred stock, net of issuance costs.

     Cash used in operations for each of the quarters ended June 30, 1998 and 1999 was $1.0 million and $10.9 million, respectively. As of June 30, 1999, we had $65.2 million in cash, cash equivalents and short-term investments. We expect that accounts receivable will continue to increase to the extent our revenues continue to rise. Any such increase that occurs at a greater rate than increases in revenues can be expected to reduce cash, cash equivalents and short-term investments.

     We have a revolving line of credit for $4.0 million with Venture Banking Group, a subsidiary of Cupertino National Bank and Trust. Borrowings under this line of credit bear interest at the bank's prime rate plus .5%. As of June 30, 1999, there were no outstanding borrowings under this line of credit. Five standby letters of credit totaling $1.6 million have been issued against this line of credit as security for leased space in San Francisco, California, New York, New York, and Dallas Texas, and for capital lease obligations. We also have a capital equipment line with Venture Banking Group for $4.0 million. Borrowings under this capital equipment line bear interest at the bank's prime rate plus 1.0%. This agreement requires that we maintain certain financial ratios and levels of tangible net worth, profitability and liquidity. As of June 30, 1999, borrowings under this capital equipment line were approximately $2.2 million. As of June 30, 1999, we had other commitments, which are primarily comprised of operating leases for office space, totaling $20.0 million.

     Capital expenditures for each of the quarters ended June 30, 1998 and 1999 were approximately $391,000 and $858,000, respectively. These expenditures were primarily for computer equipment and software, including equipment acquired under capital leases, and furniture and fixtures. We expect that capital expenditures will continue to increase to the extent we continue to increase our headcount or expand our operations.

Recent Accounting Pronouncements

     In June 1998 and 1999, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" and SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" ("SFAS 133"), respectively. SFAS 133 is effective for all fiscal quarters beginning with the quarter ending June 30, 2000. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will adopt SFAS 133 in its quarter ending June 30, 2000 and does not expect such adoption to have an impact on the Company's results of operations, financial position or cash flows.

Year 2000 Readiness

     Many currently installed computer systems and software products are coded to accept only two-digit year entries in the date code field. Consequently, on January 1, 2000, many of these systems could fail or malfunction because they may not be able to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies, including us, our clients and our potential clients, may need to be upgraded to comply with such "Year 2000" requirements.

     Although we believe that our principal internal systems are Year 2000 compliant, some of our systems are not yet certified. We have received Year 2000 compliance statements from the suppliers of some of our principal internal systems, and have sought similar statements from other vendors. Our review of our Year 2000 readiness programs, including our assessment of our internal systems as well as those of third parties with whom we have material interactions, is ongoing and has not yet been completed. We anticipate that our assessment of such systems will be complete by September 1999. Because we and our clients are dependent, to a very substantial degree, upon the proper functioning of our computer systems and those of third parties with whom we have material interactions in our operations, a failure of such systems to correctly recognize dates beyond December 31, 1999 could materially disrupt our operations, which could seriously harm our business, financial condition and operating results.

     The Year 2000 problem may also affect software or code that we develop or third-party software products that are incorporated into the business systems that we create for our clients. Although our clients license software directly from third parties, we generally discuss Year 2000 issues with these suppliers and sometimes perform internal testing on their products, but we do not guarantee that the software licensed by these suppliers is Year 2000 compliant. Any failure on our part to provide Year 2000 compliant eBusiness systems to our clients could result in financial loss, harm to our reputation and liability to others and could seriously harm our business, financial condition and operating results.

     We do not currently have any information concerning the general Year 2000 compliance status of our clients, nor do we intend to examine our clients for general Year 2000 compliance. Our current or potential clients may incur significant expenses to achieve Year 2000 compliance. If our clients are not Year 2000 compliant, they may experience material costs to remedy problems, or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate the budgets that current or potential clients could have for purchases of our services. In addition, we anticipate that many of our financial services clients will institute a standstill on electronic services spending during the second half of 1999 as they attend to Year 2000 issues. As a result, our business, financial condition and operating results could be seriously harmed.

     We have funded our Year 2000 plan from operating cash flows and have not separately accounted for these costs in the past. To date, these costs have not been material. We will incur additional costs related to Year 2000 compliance for administrative personnel to manage the engagement, outside contractor assistance, engineering and client satisfaction. In addition, we may experience material problems and costs with Year 2000 compliance that could seriously harm our business, financial condition and operating results, including:

  . Operational disruptions and inefficiencies for us, our clients and vendors that provide us with internal systems that will divert management's time and attention and financial and human resources from ordinary business activities;

  . Business disputes and claims for pricing adjustments by our clients, some of which could result in litigation or contract termination; and

  . Harm to our reputation to the extent that our clients' eBusiness systems experience errors or interruptions of service.

     The worst case scenario for Year 2000 problems for us would be the need to cease normal operations for an indefinite period of time while we attempted to respond to clients' Year 2000 problems without having full internal operational capabilities.

     Although it is not yet fully developed, we expect to complete our Year 2000 contingency plan by October 1999. We are designing our Year 2000 contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness for our critical operations. The cost of developing and implementing our plan may be material.

Other Factors Affecting Operating Results

     Risks Related to Our Business

  We Have a History of Losses and Expect to Incur Losses in the Future. We incurred net losses of $8.4 million during the quarter ended June 30, 1999. As of June 30, 1999, we had an accumulated deficit of $21.3 million. We have not had a profitable quarter and may never achieve profitability. We also expect to continue to incur increasing sales and marketing, infrastructure development and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. Although our revenues have grown in recent quarters, we do not believe that we can sustain our historical growth rates. Accordingly, you should not view our historical growth rates as indicative of our future revenues.

  Our Quarterly Revenues and Operating Results Are Volatile and May Cause Our Stock Price to Fluctuate. Our quarterly revenues and operating results are volatile and difficult to predict. It is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. In such event, the market price of our common stock may decline significantly.

     Our quarterly operating results have varied in the past and are likely to vary significantly from quarter to quarter. As a result, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. A number of factors are likely to cause these variations, including:

     .  Our ability to obtain new and follow-on client engagements;

     . The amount and timing of expenditures by our clients for eBusiness services;

     . Our ability to attract, train and retain skilled management, strategic, technical, design, sales, marketing and support professionals;

     . Our employee utilization rate, including our ability to transition employees quickly from completed projects to new engagements, for which we typically receive little or no notice;

     .  The introduction of new services by us or our competitors;

     .  Changes in our pricing policies or those of our competitors;

     . Our ability to manage costs, including personnel costs and support services costs; and

     .  Costs related to the expected opening or expansion of Scient offices.

     We derive all of our revenues from professional services, which we generally provide on a time and materials basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Since personnel and related costs constitute the substantial majority of our operating expenses and since we establish these expenses in advance of any particular quarter, underutilization of our professional services employees may cause significant reductions in our operating results for a particular quarter and could result in losses for such quarter. In addition, we have hired a large number of personnel in core support services, including knowledge management, technology infrastructure and finance and administrative, in order to support our anticipated growth. As a result, a significant portion of our operating expenses are fixed in the short term. Therefore, any failure to generate revenues according to our expectations in a particular quarter could result in losses for the quarter.

     Although we have limited historical financial data, we have experienced and expect to continue to experience seasonality in revenues from our eBusiness services. These seasonal trends may materially affect our quarter-to-quarter operating results. Revenues and operating results in our quarter ending December 31 are typically lower relative to our other quarters because there are a lower number of billable days in this quarter due to holidays and vacation days. In addition, operating expenses may increase in each quarter ending September 30, both in absolute terms and as a percentage of revenues, due to the potential hiring of large numbers of recent college graduates each year, which results in increased salary expenses before such new employees begin to generate substantial revenues for Scient.

     Our Ability to Attract, Train and Retain Qualified Employees Is Crucial to Our Results of Operations and Any Future Growth. Our future success depends in large part on our ability to hire, train and retain project and engagement managers, technical architects, strategists, engineers, design professionals, other technical personnel and sales and marketing professionals of various experience levels. Any inability to hire, train and retain a sufficient number of qualified employees could hinder the growth of our business. Skilled personnel are in short supply, and this shortage is likely to continue for some time. As a result, competition for these people is intense, and the industry turnover rate for them is high. In addition, we believe that prospective employees may perceive that the stock option component of our compensation package is not as valuable as that component was prior to our initial public offering. Consequently, we may have more difficulty hiring our desired numbers of qualified employees than we did prior to our initial offering. Moreover, even if we are able to expand our employee base, the resources required to attract and retain such employees may adversely affect our operating margins. In addition, some companies have adopted a strategy of suing or threatening to sue former employees and their new employers. As we hire new employees from our current or potential competitors we are likely to become a party to one or more lawsuits involving the former employment of one or more of our employees. Any future litigation against us or our employees, regardless of the outcome, may result in substantial costs and expenses to us and may divert management's attention away from the operation of our business.

     We Depend on Our Key Personnel, and the Loss of Any Key Personnel May Adversely Affect Our Business. We believe that our success will depend on the continued employment of our senior management team and key technical personnel. This dependence is particularly important to our business because personal relationships are a critical element of obtaining and maintaining client engagements. If one or more members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, such persons would be very difficult to replace and our business could be seriously harmed. To date, a majority of our revenues have been generated by the selling efforts of our senior management. Accordingly, the loss of one or more members of our senior management team could have a direct adverse impact on our future sales. In addition, if any of these key employees joins a competitor or forms a competing company, some of our clients might choose to use the services of that competitor or new company instead of our own. Furthermore, clients or other companies seeking to develop in-house eBusiness capabilities may hire away some of our key employees. This would not only result in the loss of key employees but could also result in the loss of a client relationship or a new business opportunity. Any losses of client relationships could seriously harm our business.

     We Have a Limited Operating History and a Limited Number of Completed Engagements that Make an Evaluation of Our Business Difficult. We were incorporated in November 1997 and began providing services to clients in February 1998. Our limited operating history makes an evaluation of our business and prospects very difficult. Companies in an early stage of development frequently encounter enhanced risks and unexpected expenses and difficulties. These risks, expenses and difficulties apply particularly to us because our market, eBusiness services, is new and rapidly evolving. Our long-term success will depend on our ability to achieve satisfactory results for our clients and to form long-term relationships with core clients. We have not been in operation long enough to judge whether our clients will perceive our work as being beneficial to their businesses or to form any long-term business relationships. Also, because of our limited operating history, our business reputation is based on a limited number of client engagements. All of our clients have only limited experience with the electronic business systems we have developed for them. Accordingly, there can be no assurance that the limited number of electronic business systems we have implemented will be successful in the longer term. If the electronic business systems we have implemented are not successful, our brand will be harmed and we may incur liability to our clients. If one or more of our clients for whom we have done substantial work suffers a significant failure or setback in its eBusiness, our business reputation could be severely damaged, whether or not such failure or setback was caused by our work or was within our control. Our ability to obtain new engagements, retain clients and recruit and retain highly-skilled employees could be seriously harmed if our work product or our clients' eBusinesses fail to meet the expectations of our clients.

     Competition from Bigger, More Established Competitors Who Have Greater Financial Resources Could Result in Price Reductions, Reduced Profitability and Loss of Market Share. Competition in the eBusiness services market is intense. If we fail to compete successfully against current or future competitors, our business, financial condition and operating results would be seriously harmed. We compete against companies selling electronic commerce software and services, and the in-house development efforts of companies seeking to engage in electronic commerce. We expect competition to persist and intensify in the future. We cannot be certain that we will be able to compete successfully with existing or new competitors.

     Because relatively low barriers to entry characterize our market, we also expect other companies to enter our market. We expect that competition will continue to intensify and increase in the future. Some large information technology consulting firms have announced that they will focus more resources on eBusiness opportunities. Because we contract with our clients on an engagement-by-engagement basis, we compete for engagements at each stage of our methodology. There is no guarantee that we will be retained by our existing or future clients on later stages of work.

     The vast majority of our current competitors have longer operating histories, larger client bases, larger professional staffs, greater brand recognition and greater financial, technical, marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and they may also be able to devote more resources to the development, promotion and sale of their services than we can. Competitors that offer more standardized or less customized services than we do may have a substantial cost advantage, which could force us to lower our prices, adversely affecting our operating margins.

     Current and potential competitors also have established or may establish cooperative relationships among themselves or with third parties to increase their ability to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, some of our competitors may develop services that are superior to, or have greater market acceptance than, the services that we offer.

     Failure to Manage Our Growth May Adversely Affect Our Business. We have grown rapidly and expect to continue to grow rapidly both by hiring new employees and serving new business and geographic markets. Our growth has placed, and will continue to place, a significant strain on our management and our operating and financial systems. Our headcount has grown from 66 as of June 30, 1998 to 415 as of June 30, 1999, and several members of our senior management team have only recently joined Scient. We do not believe this growth rate is sustainable for the long-term. In addition, we recently opened offices in New York and Dallas and expect to open additional offices in the future.

     Our personnel, systems, procedures and controls may be inadequate to support our future operations. In order to accommodate the increased number of engagements, number of clients and the increased size of our operations, we will need to hire, train and retain the appropriate personnel to manage our operations. We will also need to improve our financial and management controls, reporting systems and operating systems. We have recently implemented a new enterprise resource planning software system for human resource functions and some financial functions. We currently plan to redesign several internal systems, including recruiting and engagement management systems. We may encounter difficulties in transitioning to the new enterprise resource planning software system or in developing and implementing other new systems.

     Potential Acquisitions Could Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value and Adversely Affect Our Operating Results. We may acquire other businesses in the future, which may complicate our management tasks. We may need to integrate widely dispersed operations with distinct corporate cultures. Such integration efforts may not succeed or may distract our management from servicing existing clients. Our failure to manage acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we finance the acquisitions by incurring debt or issuing equity securities.

     Our Planned International Operations May Be Expensive and May Not Succeed. We have limited experience in marketing, selling and supporting our services in foreign countries. Development of such skills may be more difficult or take longer than we anticipate, especially due to language barriers, currency exchange risks and the fact that the Internet infrastructure in foreign countries may be less advanced than the United States' Internet infrastructure. To date, we have not generated significant revenues from engagements with international clients. We intend to expand our operations internationally in future periods by opening international offices and hiring international management, strategic, technical, design, sales, marketing and support personnel.

     We may be unable to successfully market, sell, deliver and support our services internationally. If we are unable to expand our international operations successfully and in a timely manner, our business, financial condition and operating results could be seriously harmed. We will need to devote significant management and financial resources to our international expansion. In particular, we will have to attract and retain experienced management, strategic, technical, design, sales, marketing and support personnel for our international offices. Competition for such personnel is intense, and we may be unable to attract and retain qualified staff.

     Moreover, international operations are subject to a variety of additional risks that could seriously harm our financial condition and operating results. These risks include the following:

     .  Problems in collecting accounts receivable;

     .  The impact of recessions in economies outside the United States;

     .  Longer payment cycles;

     .  Fluctuations in currency exchange rates;

     . Restrictions on the import and export of certain sensitive technologies, including data security and encryption technologies that we may use; and

     . Seasonal reductions in business activity in certain parts of the world, such as during the summer months in Europe.

     We Have Relied and Expect to Continue to Rely on a Limited Number of Clients for a Significant Portion of Our Revenues. We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of clients. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline substantially. As a result, the loss of any significant client could seriously harm our business, financial condition and operating results. For the three months ended June 30, 1999, our seven largest clients accounted for approximately 50% of our revenues. The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

     Our Lack of Long-Term Contracts with Clients Reduces the Predictability of Our Revenues. Our clients retain us on an engagement-by-engagement basis, rather than under long-term contracts. As a result, our revenues are difficult to predict. Because we incur costs based on our expectations of future revenues, our failure to predict our revenues accurately may seriously harm our financial condition and results of operations. Although it is our goal to design and build complete eBusiness systems for our clients, we are generally retained to design and build discrete segments of an overall eBusiness system on an engagement-by-engagement basis. Since large client projects involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of a project or that the client will cancel or delay additional planned projects. Such cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to general business or financial conditions of the client. For example, many of our current or potential clients that are in the early stages of development may be unable to retain our services because of financial constraints. In addition, our existing clients can generally reduce the scope of or cancel their use of our services without penalty and with little or no notice. If a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, we must be able to rapidly redeploy our employees to other engagements in order to minimize underutilization of employees and the resulting harm to our operating results. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress.

     We May Lose Money on Fixed-Fee Contracts. If we miscalculate the resources or time we need to complete engagements with capped or fixed fees, our operating results could be seriously harmed. The risk of such miscalculations for us is high because we work with complex technologies in compressed timeframes, and therefore it is difficult to judge the time and resources necessary to complete a project. To date, we have generally entered into contracts with our clients on a time and materials basis, though we sometimes work on a fixed-fee basis or cap the amount of fees we may invoice on time and material contracts without client consent. In the future our strategy is to increase the percentage of our client engagements subject to fixed-fee arrangements, because we believe they have the potential to be more profitable.

     We Sometimes Agree Not to Perform Services for Our Clients' Competitors. We sometimes agree not to perform services for competitors of our clients for limited periods of time, which have been as long as two years. These non-compete agreements reduce the number of our prospective clients and the number of potential sources of revenue. In addition, these agreements increase the significance of our client selection process because many of our clients compete in markets where only a limited number of players gain meaningful market share. If we agree not to perform services for a particular client's competitors and our client fails to capture a significant portion of its market, we are unlikely to receive future revenues in that particular market.

     Our Efforts to Develop Brand Awareness of Our Services May Not Be Successful. An important element of our business strategy is to develop and maintain widespread awareness of the Scient brand name. To promote our brand name, we plan to increase our advertising and marketing expenditures, which may cause our operating margins to decline. Moreover, our brand may be closely associated with the business success or failure of some of our high-profile clients, many of whom are pursuing unproven business models in competitive markets. As a result, the failure or difficulties of one of our high-profile clients may damage our brand. If we fail to successfully promote and maintain our brand name or incur significant related expenses, our operating margins and our growth may decline.

     Our Failure to Meet Client Expectations or Deliver Error-Free Services Could Result in Losses and Negative Publicity. Our client engagements involve the creation, implementation and maintenance of eBusiness systems and other applications that are often critical to our clients' businesses. Any defects or errors in these applications or failure to meet clients' expectations could result in:

     .  Delayed or lost revenues due to adverse client reaction;

     .  Requirements to provide additional services to a client at no charge;

     . Negative publicity regarding us and our services, which could adversely affect our ability to attract or retain clients; and

     . Claims for substantial damages against us, regardless of our responsibility for such failure.

     Our contracts generally limit our liability for damages that may arise from negligent acts, errors, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim. The successful assertion of any such large claim against us could seriously harm our business, financial condition and operating results.

     Our Business is Dependent on Our Ability to Keep Pace with the Latest Technological Changes. Our market and the enabling technologies used by our clients are characterized by rapid technological change. Failure to respond successfully to these technological developments, or to respond in a timely or cost-effective way, will result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from creating eBusiness systems that are based upon today's leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to offer services that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. In addition, we must hire, train and retain technologically knowledgeable professionals so that they can fulfill the increasingly sophisticated needs of our clients.

     We May Not Be Able to Protect Our Intellectual Property and Proprietary Rights. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to management. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so if our business expands into foreign countries, risks associated with protecting our intellectual property will increase.

     A Few Individuals Own Much of Our Stock. Our directors, executive officers and their affiliates beneficially own, in the aggregate, approximately 66% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as acquisitions, and to block an unsolicited tender offer. Accordingly, this concentration of ownership could have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then-current market price of our common stock.

     We Have Various Mechanisms in Place to Discourage Takeover Attempts. Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of Scient that a stockholder may consider favorable. These provisions include:

     . Authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

     . A classified board of directors with staggered, three-year, terms, which may lengthen the time required to gain control of our board of directors;

     . Prohibiting cumulative voting in the election of directors, which would otherwise allow less than majority of stockholders to elect director candidates;

     . Requiring super-majority voting to effect certain amendments to our certificate of incorporation and bylaws;

     .  Limitations on who may call special meetings of stockholders;

     . Prohibiting stockholder action by written consent, which requires all actions to be taken at a meeting of the stockholders; and

     . Establishing advance notice requirements for nominations of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

     In addition, Section 203 of the Delaware General Corporation Law and our stock incentive plans may discourage, delay or prevent a change in control of Scient.

     Risks Related to the Systems Innovation Industry

     Our Success Will Depend on the Development of a Market for Systems Innovation Services. We cannot be certain that a viable market for systems innovation services will emerge or be sustainable. If a viable and sustainable market for our systems innovation services does not develop, Scient will fail. Even if a systems innovation services market develops, we may not be able to differentiate our services from those of our competitors. If we are unable to differentiate our services from those of our competitors, our revenue growth and operating margins may decline.

     Our Success Depends on Increased Adoption of the Internet as a Means for Commerce. Our future success depends heavily on the acceptance and use of the Internet as a means for commerce. The widespread acceptance and adoption of the Internet for conducting business is likely only in the event that the Internet provides businesses with greater efficiencies and improvements. If commerce on the Internet does not continue to grow, or grows more slowly than expected, our growth would decline and our business would be seriously harmed. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including:

     .  Potentially inadequate network infrastructure;

     . Delays in the development of Internet enabling technologies and performance improvements;

     . Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity;

     . Delays in the development of security and authentication technology necessary to effect secure transmission of confidential information;

     . Changes in, or insufficient availability of, telecommunications services to support the Internet; and

     . Failure of companies to meet their customers' expectations in delivering goods and services over the Internet.

     Increasing Government Regulation Could Affect Our Business. We are subject not only to regulations applicable to businesses generally, but also laws and regulations directly applicable to electronic commerce. Although there are currently few such laws and regulations, both state, federal and foreign governments may adopt a number of these laws and regulations. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If such a decline occurs, companies may decide in the future not to use our services to create an electronic business channel. This decrease in the demand for our services would seriously harm our business and operating results.

     Any new laws and regulations may govern or restrict any of the following issues:

     .  User privacy;

     . The pricing and taxation of goods and services offered over the Internet;

     .  The content of websites;

     .  Consumer protection; and

     . The characteristics and quality of products and services offered over the Internet.

     For example, the Telecommunications Act of 1996 prohibits the transmission of certain types of information and content over the Internet. The scope of the Act's prohibition is currently unsettled. In addition, although courts recently held unconstitutional substantial portions of the Communications Decency Act, federal or state governments may enact, and courts may uphold, similar legislation in the future. Future legislation could expose companies involved in Internet commerce to liability.

     Risks Related to the Securities Markets

     We May Need to Raise Additional Capital, Which May Not Be Available. We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to:

     .  Open new offices, in the United States or internationally;

     .  Create additional market-specific business units;

     .  Enhance our infrastructure and leveragable assets;

     .  Hire, train and retain employees;

     .  Respond to competitive pressures or unanticipated requirements; or

     .  Pursue acquisition opportunities.

     Our failure to do any of these things could seriously harm our financial condition.

     Our Stock Price May Be Volatile. Prior to our initial public offering in May 1999, our stock could not be bought or sold publicly. Accordingly, we cannot give assurance that an active public trading market for our stock will develop or be sustained. The market price may vary in response to any of the following factors, some of which are beyond our control:

     . Changes in financial estimates or investment recommendations by securities analysts relating to our stock;

     . Changes in market valuations of other electronic commerce software and service providers or electronic businesses;

     . Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

     .  Loss of a major client;

     .  Additions or departures of key personnel; and

     . Fluctuations in the stock market price and volume of traded shares generally, especially fluctuations in the traditionally volatile technology sector.

     We Are at Risk of Securities Class Action Litigation Due to Our Expected Stock Price Volatility. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to the potential volatility of our stock price, we may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our financial condition and operating results.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

     Scient's exposure to market risk for changes in interest rates relates primarily to the Scient's investment portfolio. At June 30, 1999, $65.2 million of the Scient's cash, cash equivalents and investment portfolio carried maturities of less than one year. Scient has the ability to hold the portfolio to maturity, if deemed necessary. The effect of changes in interest rates of +/- 10% over a six month horizon would not have a material effect on the fair market value of the portfolio.

PART II. OTHER INFORMATION



Item 1.  Legal Proceedings.

 None.


Item 2.  Changes in Securities and Use of Proceeds.

  The effective date of the Registration Statement for the Company's initial public offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-74731), was May 13, 1999. The class of securities registered was Common Stock. The offering commenced on May 14, 1999. The managing underwriters for the offering were Morgan Stanley Dean Witter, Hambrecht & Quist and Thomas Weisel Partners.

  Pursuant to the Registration Statement, the Company registered and sold 3,450,000 shares of its Common Stock for an aggregate offering price of $69.0 million. The Company incurred expenses of approximately $6.2 million, of which approximately $4.8 million represented underwriting discounts and commissions and approximately $1.4 million represented other expenses related to the offering. The net offering proceeds to the Company after total expenses was approximately $62.8 million.

  We have used, and continue to expect to use the proceeds for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisition of businesses that are complimentary to ours. Pending such uses, we have invested the net proceeds of this offering in investment grade, interest-bearing securities.

Item 3.  Defaults Upon Senior Securities.

 None.


Item 4.  Submission of Matters to a Vote of Security Holders.

  In the quarter ended June 30, 1999, the following matters were submitted to the security holders of the Company:

  In May 1999, prior to the Company's initial public offering, the Company solicited and obtained the approval of its stockholders through a Written Consent of Stockholders to approve the Company's 1999 Equity Incentive Plan, the Company's 1999 Employee Stock Purchase Plan and a form of Indemnification Agreement for indemnification of directors and executive officers. The numbers of stockholders giving their consent was 22,729,884, representing 71.8% of the 31,639,310 shares outstanding at that time.

  In May 1999, prior to the Company's initial public offering, the Company solicited and obtained the approval of its stockholders through a Written Consent of Stockholders to amend and restate its Certificate of Incorporation. The number of stockholder giving their consent was 21,266,212, representing 67.2% of the 31,656,852 shares outstanding at that time.

  Upon the consummation of the Company's initial public offering, the Company's stockholders may no longer act by written consent.

Item 5.  Other Information.

 None.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Exhibit
-------
No.
---
                                  Description
                                  -----------

3.1 Second Amended and Restated Certificate of Incorporation of Scient filed with the Secretary of State of Delaware on May 19, 1999-- incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-74731).

3.2 Amended and Restated Bylaws of Scient--incorporated herein by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-74731).

4.1* Amended and Restated Investor Rights Agreement, dated February 16, 1999, among Scient and the investors and founder named therein, as amended.

4.2*      Specimen Certificate of Scient's common stock.

10.1* Form of Indemnification Agreement entered into between Scient and its directors and executive officers.

10.2*     1997 Stock Plan.

10.3*     1999 Equity Incentive Plan.

10.4*     1999 Employee Stock Purchase Plan.

10.5* Employment Agreement between Scient and Eric Greenberg, dated December 10, 1997.

10.6* Employment Agreement between Scient, Eric Greenberg and Robert M. Howe, dated February 9, 1998.

10.7* Employment Agreement between Scient and William H. Kurtz, dated June 12, 1998.

10.8* Employment Agreement between Scient and Stephen A. Mucchetti, dated September 14, 1998.

10.9* Stock Repurchase Agreement between Scient and Robert M. Howe, dated December 22, 1998.

10.10* Recruiting Letter Agreement between Scient and Ramsey/Beirne Associates, Inc., dated August 20, 1998.

10.11* Recruiting Letter Agreement between Scient and Ramsey/Beirne Associates, Inc., dated February 25, 1998.

10.12* Recruiting Letter Agreement between Scient and Ramsey/Beirne Associates, Inc., dated February 25, 1998.

10.13* Sub-Sub-Sub-Sub-Sublease between Scient and Charles Schwab & Co., Inc., dated October 7, 1998.

10.14* Standard Form of Loft Lease between Scient and Lautob Realty Company, dated October 28, 1998.

10.15*    Agreement to Sub-Sublease between Scient and Northpoint
          Communications, Inc., dated October 16, 1998.

10.16* Full-Recourse Promissory Note between Scient and Aron Dutta, dated January 28, 1999.

10.17* Sublease between Scient and Robins, Kaplan, Miller & Ciresi, LLP, dated April 13, 1999.

10.18* Sub-Sub-Sub-Sublease between Scient and Charles Schwab & Co., Inc., dated October 1, 1998.

10.19* Addendum to Sub-Sub-Sub-Sublease and Sub-Sub-Sub-Sub-Sublease between Scient and Charles Schwab & Co., Inc., dated October 8, 1998.

10.20*    Lease between Scient and Pembroke Real Estate, Inc., dated May 1,
          1999.

27.1      Financial Statement Schedule.

__________________________________________________________________

* Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on From S-1 (File No. 333-74731).


 (b)      Reports on Form 8-K.

          None.

                              SCIENT CORPORATION
                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SCIENT CORPORATION

Date: August 13, 1999


                                        /s/ William H. Kurtz
                                        __________________________________
                                    By: William H. Kurtz
                                        Chief Financial Officer,
                                        Executive Vice President

                                 EXHIBIT INDEX

Exhibit
-------
No.
---

                                  Description
                                  -----------


3.1 Second Amended and Restated Certificate of Incorporation of Scient filed with the Secretary of State of Delaware on May 19, 1999-- incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-74731).

3.2 Amended and Restated Bylaws of Scient--incorporated herein by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-74731).

4.1* Amended and Restated Investor Rights Agreement, dated February 16, 1999, among Scient and the investors and founder named therein, as amended.

4.2*      Specimen Certificate of Scient's common stock.

10.1* Form of Indemnification Agreement entered into between Scient and its directors and executive officers.

10.2*     1997 Stock Plan.

10.3*     1999 Equity Incentive Plan.

10.4*     1999 Employee Stock Purchase Plan.

10.5* Employment Agreement between Scient and Eric Greenberg, dated December 10, 1997.

10.6* Employment Agreement between Scient, Eric Greenberg and Robert M. Howe, dated February 9, 1998.

10.7* Employment Agreement between Scient and William H. Kurtz, dated June 12, 1998.

10.8* Employment Agreement between Scient and Stephen A. Mucchetti, dated September 14, 1998.

10.9* Stock Repurchase Agreement between Scient and Robert M. Howe, dated December 22, 1998.

10.10* Recruiting Letter Agreement between Scient and Ramsey/Beirne Associates, Inc., dated August 20, 1998.

10.11* Recruiting Letter Agreement between Scient and Ramsey/Beirne Associates, Inc., dated February 25, 1998.

10.12* Recruiting Letter Agreement between Scient and Ramsey/Beirne Associates, Inc., dated February 25, 1998.

10.13* Sub-Sub-Sub-Sub-Sublease between Scient and Charles Schwab & Co., Inc., dated October 7, 1998.

10.14* Standard Form of Loft Lease between Scient and Lautob Realty Company, dated October 28, 1998.

10.15*    Agreement to Sub-Sublease between Scient and Northpoint
          Communications, Inc., dated October 16, 1998.

10.16* Full-Recourse Promissory Note between Scient and Aron Dutta, dated January 28, 1999.

10.17* Sublease between Scient and Robins, Kaplan, Miller & Ciresi, LLP, dated April 13, 1999.

10.18* Sub-Sub-Sub-Sublease between Scient and Charles Schwab & Co., Inc., dated October 1, 1998.

10.19* Addendum to Sub-Sub-Sub-Sublease and Sub-Sub-Sub-Sub-Sublease between Scient and Charles Schwab & Co., Inc., dated October 8, 1998.

10.20*    Lease between Scient and Pembroke Real Estate, Inc., dated May 1,
          1999.

27.1      Financial Statement Schedule.

________________________________________________________________________________

* Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on From S-1 (File No. 333-74731).