Form 10-Q
period 1999-09-30
SCIENT CORP
filed 1999-11-15
CIK 1081394

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _____________________
                                   Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from ___ to ___
                        Commission File Number 000-25893
                            _____________________

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

                                      None
   (Former name, former address and former fiscal year, if changed since last report)
                            _____________________

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

    The number of shares outstanding of the Registrant's Common Stock as of September 30, 1999 was 35,127,102.

--------------------------------------------------------------------------------

                              SCIENT CORPORATION
                                     INDEX

                                                                                                        Page No.
                                                                                                        --------
Part I.          Financial Information

Item 1.          Condensed Consolidated Balance Sheets.................................................         1

                 Condensed Consolidated Statements of Operations.......................................         2

                 Condensed Consolidated Statements of Cash Flows.......................................         3

                 Notes to Condensed Consolidated Financial Statements..................................         4

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.         6

Item 3.          Qualitative and Quantitative Disclosure About Market Risk.............................        16

Part II.         Other Information

Item 1.          Legal Proceedings.....................................................................        17

Item 2.          Changes in Securities and Use of Proceeds.............................................        17

Item 3.          Defaults Upon Senior Securities.......................................................        17

Item 4.          Submission of Matters to a Vote of Security Holders...................................        17

Item 5.          Other Information.....................................................................        17

Item 6.          Exhibits and Reports on Form 8-K......................................................        18

                 Signature.............................................................................        19

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                              SCIENT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                           September 30,      March 31,
                                                                                               1999             1999
                                                                                          ---------------  ---------------
                                                                                            (unaudited)
                                         ASSETS
Current assets
 Cash and cash equivalents.............................................................. .      $ 14,277         $ 11,261
 Short-term investments................................................................. .        35,709           16,868
 Accounts receivable, net............................................................... .        25,882            5,876
 Other.................................................................................. .         7,737            1,129
                                                                                                --------         --------
  Total current assets.................................................................. .        83,605           35,134
Long-term investments................................................................... .        22,160               --
Notes receivable........................................................................ .           160              160
Property and equipment, net............................................................. .         5,687            3,410
Other................................................................................... .           678              108
                                                                                                --------         --------
                                                                                                $112,290         $ 38,812
                                                                                                ========         ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Bank borrowings, current............................................................... .      $  1,106         $    413
 Accounts payable....................................................................... .         1,598              832
 Accrued expenses....................................................................... .        15,838            4,632
 Deferred revenue....................................................................... .         1,427              524
 Capital lease obligations, current..................................................... .           721              625
                                                                                                --------         --------
  Total current liabilities............................................................. .        20,690            7,026
Bank borrowings, long-term.............................................................. .         1,424            1,129
Capital lease obligations, long-term.................................................... .           604              680
                                                                                                --------         --------
  Total liabilities..................................................................... .        22,718            8,835
                                                                                                --------         --------
Commitments and contingencies
Stockholders' equity
 Convertible preferred stock: issuable in series, $0.0001 par value; 10,000 and
  11,500 shares authorized, respectively; no and 9,012 shares issued and
  outstanding, respectively............................................................. .            --                1
 Common stock: $0.0001 par value; 125,000 and 40,000 shares authorized, respectively; 35,106 shares and 16,567 shares issued and outstanding,
  respectively.......................................................................... .             4                2
 Additional paid-in capital............................................................. .       137,577           70,056
 Unearned compensation.................................................................. .       (20,935)         (27,222)
 Accumulated deficit.................................................................... .       (27,074)         (12,860)
                                                                                                --------         --------
 Total stockholders' equity............................................................. .        89,572           29,977
                                                                                                --------         --------
                                                                                                $112,290         $ 38,812
                                                                                                ========         ========

See notes to interim condensed consolidated financial statements.

                             SCIENT CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)

                                                      Three Months Ended                  Six Months Ended
                                                         September 30,                       September 30,
                                               ---------------------------------   --------------------------------
                                                     1999               1998              1999              1998
                                               -----------------  --------------   ----------------  --------------
                                                            (unaudited)                         (unaudited)
Net Revenues .................................      $30,805           $ 3,094           $ 47,209           $ 5,018
Operating expenses:
     Professional services ...................       14,233             1,795             22,173             2,738
     Selling, general and administrative .....       19,212             1,630             32,315             2,855
     Stock compensation ......................        4,173             1,143              8,522             1,501
                                                    -------           -------           --------           -------
Total operating expenses .....................       37,618             4,568             63,010             7,094
                                                    -------           -------           --------           -------
Loss from operations .........................       (6,813)           (1,474)           (15,801)           (2,076)
Interest income, net .........................          992               186              1,588               265
                                                    -------           -------           --------           -------
Net loss .....................................      $(5,821)          $(1,288)          $(14,213)          $(1,811)
                                                    =======           =======           ========           =======
Net loss per share:
     Basic and diluted .......................      $ (0.21)          $ (0.21)          $  (0.61)          $ (0.30)
                                                    =======           =======           ========           =======
     Weighted average shares .................       27,924             6,155             23,414             6,068
                                                    =======           =======           ========           =======

       See notes to interim condensed consolidated financial statements.

                              SCIENT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                    Six Months Ended
                                                                                                     September 30,
                                                                                                     -------------
                                                                                                   1999           1998
                                                                                                   ----           ----
                                                                                                      (unaudited)
Cash flows from operating activities:
 Net loss...................................................................................  $  (14,213)      $ (1,811)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...........................................................       1,147            147
    Provision for doubtful accounts.........................................................       1,896             89
    Amortization of unearned compensation...................................................       8,522          1,501
        Changes in assets and liabilities:
        Accounts receivable.................................................................     (24,398)        (2,044)
        Other assets........................................................................      (4,762)          (196)
        Accounts payable....................................................................         926            (92)
        Accrued expenses....................................................................      11,206            339
        Deferred revenue....................................................................         903              3
                                                                                              ----------       --------
 Net cash used in operating activities......................................................     (18,773)        (2,064)
                                                                                              ----------       --------
Cash flows from investing activities:
 Purchase of property and equipment, net....................................................      (3,129)        (1,059)
 Purchase of investments....................................................................     (203,627)           --
 Proceeds from sale of investments..........................................................      162,391            --
                                                                                              -----------      --------
 Net cash used in investing activities......................................................      (44,365)       (1,059)
                                                                                              -----------      --------
Cash flows from financing activities:
 Proceeds from bank borrowings..............................................................          988           877
 Proceeds from convertible preferred stock, net.............................................           --        14,754
 Proceeds from initial public offering, net.................................................       62,728            --
 Proceeds from exercise of common stock options and warrants, net...........................        2,714           422
 Principal payments on capital lease obligations............................................         (276)           --
                                                                                              -----------      --------
 Net cash provided by financing activities..................................................       66,154        16,053
                                                                                              -----------      --------
Increase in cash and cash equivalents.......................................................        3,016        12,930
Cash and cash equivalents at beginning of period............................................       11,261         3,301
                                                                                              -----------      --------
Cash and cash equivalents at end of period..................................................  $    14,277      $ 16,231
                                                                                              ===========      ========

Supplemental cash flow information:
 Cash paid for interest.....................................................................  $       101      $     11
                                                                                              ===========      ========

       See notes to interim condensed consolidated financial statements.

                              SCIENT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying consolidated financial statements for the three and six months ended September 30, 1999 and 1998 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These financial statements should be read in conjunction with Scient's financial statements and notes thereto included in Scient's Registration Statement on Form S-1 for the fiscal year ended March 31, 1999. The results of operations for the interim period ended September 30, 1999 are not necessarily indicative of results to be expected for the full year or any other period.

     Certain previously reported amounts have been reclassified to conform with current presentation format.

2. Net Loss Per Share

     Scient computes net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                                     Three Months              Six Months
                                                                                 Ended September 30,        Ended September 30,
                                                                                 -------------------        -------------------
                                                                                  1999           1998       1999           1998
                                                                                 -----           ----       ----           ----
                                                                                     (unaudited)              (unaudited)
  Numerator
     Net loss.............................................................     $(5,821)       $(1,288)     $(14,213)     $(1,811)
                                                                               =======        =======      ========      =======
  Denominator
     Weighted average shares..............................................      35,098         12,654        30,773       12,020
     Weighted average unvested common shares subject to repurchase........      (7,174)        (6,499)       (7,359)      (5,952)
                                                                               -------        -------      --------      -------
     Denominator for basic and diluted calculation........................      27,924          6,155        23,414        6,068
                                                                               =======        =======      ========      =======
  Net loss per share:
     Basic and diluted....................................................     $ (0.21)       $ (0.21)     $  (0.61)     $ (0.30)
                                                                               =======        =======      ========      =======

3. Investments

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", Scient has categorized its marketable securities as "available-for-sale". At September 30, 1999, amortized cost approximated fair value and unrealized gains and losses were insignificant.

4. Borrowings

     Scient has a Loan and Security Agreement that provides $4.0 million for an equipment lease line and $8.0 million line of credit. The equipment lease lines draw down expires during the period of May 1999 through September 2000. Interest will accrue from the date of each draw down at a rate of one percent plus prime per annum (9.3% at September 30, 1999) and is payable monthly through the expiration date. Equipment draw downs that are outstanding on the expiration date are payable in 36 equal monthly principal installments, plus all accrued interest, beginning the following month. The line of credit expires in May 2000 and charges interest at a rate of one-half percent plus prime per annum (8.8% at September 30, 1999). The assets of Scient are pledged as collateral for Scient's credit facilities.

     Under the Loan and Security Agreement, Scient is required to maintain certain financial covenants. At September 30, 1999, Scient was in compliance with all such covenants.

                              SCIENT CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

5. Recent Accounting Pronouncements

     In June 1998 and 1999, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" and SFAS No. 137, "Accounting for Derivatives and Hedging Activities--Deferral of the Effective Date of SFAS No. 133", respectively. SFAS 133 is effective for all fiscal quarters beginning with the quarter ending June 30, 2000. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Scient will adopt SFAS 133 in its quarter ending June 30, 2000 and does not expect such adoption to have an impact on Scient's results of operations, financial position or cash flows.

6. Initial Public Offering

     In May 1999, Scient completed its initial public offering of 3,450,000 shares of common stock (including the exercise of the underwriters' overallotment option) and realized proceeds, net of underwriting discounts, commissions and issuance costs, of $62.7 million.

7. Stock Split

     In November 1999, Scient approved a 2-for-1 stock split of common stock. The stock split will be distributed on December 3, 1999, to holders of record of its common stock on November 15, 1999. Share information has not been adjusted to reflect the stock split.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes", anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. Scient's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results'' and "Liquidity and Capital Resources" below, as well as Risk Factors included in Scient's Rule 424(b) prospectus dated May 13, 1999, as filed with the Securities and Exchange Commission. All forward-looking statements in this document are based on information available to Scient as of the date hereof and Scient assumes no obligation to update any such forward-looking statements.

Overview

     Our revenues are derived primarily from providing professional services to clients who are creating eBusinesses or are rethinking or expanding their existing businesses to integrate eBusiness capabilities. We expect that our revenues will be driven primarily by the number and scope of our client engagements and by our professional services headcount. In the quarter ended September 30, 1999, The Chase Manhattan Corporation accounted for approximately 12% of our revenues. Revenues from any given client will vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline substantially. As a result, the loss of any significant client could seriously harm our business and results of operations.

     We generally provide our services on a time and materials basis. For the quarter ended September 30, 1999, approximately 84% of revenues were derived from time and materials contracts, including completed capped contracts that were recognized on a time and materials basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed-fee type contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs). Revenues exclude reimbursable expenses charged to clients. Substantially all clients were located within North America and all revenues were denominated in U.S. dollars.

     Professional services expenses consist primarily of compensation and benefits of our employees engaged in the delivery of professional services. Professional services margins reflect revenues less the professional services expenses whether or not the employee's time is billed to a client. We expect that our professional services expenses will increase over time due to wage increases and inflation. Our professional services margins are affected by trends in our ability to bill clients, defined as the percentage of professional services employees' time that is billed to clients, and, as such, will vary in the future. Any significant decline in fees billed to clients or the loss of a significant client would materially adversely affect our professional services margins. Client engagements currently average six to nine months' duration. If a client engagement ends earlier than we expect, we must re-deploy professional services personnel. Any resulting unbillable time will adversely affect professional services margins.

     Selling, general and administrative expenses consist of salaries, commissions, and related expenses for personnel engaged in sales; salaries and related expenses for recruiting, internal training, human resources, knowledge management, information technology, finance and administrative personnel; office facilities and information technology expenditures; professional fees; trade shows; promotional expenses; and other general corporate expenses. We expect selling, general and administrative expenses to increase in absolute dollars as we expand our direct sales force, continue expenditures on knowledge management and information technology infrastructure, open new offices, increase our recruiting efforts and incur additional costs related to the growth of our business and operation as a public company.

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

Results of Operations

 Revenues

     Net revenues increased by 895% in the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. For the first six months of fiscal 2000, revenues increased 841% over the comparable period of the prior fiscal year. These increases principally resulted from increases in both the number of clients and the scope of engagements.

 Operating Expenses

     Professional Services. Our professional services expenses increased by 693% in the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. For the first six months of fiscal 2000, professional services increased 710% over the comparable period of the prior fiscal year. These increases were primarily a result of increases in the number of professional services personnel.

     Selling, General and Administrative. Selling, general and administrative expenses increased by 1,078% in the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. For the first six months of fiscal 2000, selling, general and administrative expenses increased 1,032% over the comparable period of the prior fiscal year. These increases were primarily due to expenses related to the addition of sales, marketing, recruiting, knowledge management, information technology, finance and administration personnel and the costs of leasing additional office space to support our growth.

     Stock Compensation. We have recorded stock compensation for the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are amortizing this amount over the vesting periods of the applicable options, resulting in amortization expense of $4.2 million and $1.1 million in the three months ended September 30, 1999 and 1998, respectively, and $8.5 million and $1.5 million for the six months ended September 30, 1999 and 1998, respectively.

 Interest Income, Net

  Interest income, net, increased by 433% in the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. For the first six months of fiscal 2000, interest income, net increased 499% over the comparable period of the prior fiscal year. These increases were due primarily to higher interest-bearing balances in the 1999 period resulting from our investing activities, partially offset by interest expense generated from our increased drawings under our lines of credit.

 Provision for Income Taxes

     From inception through September 30, 1999, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of September 30, 1999, we had approximately $12 million of federal and state net operating loss carryforwards to offset future taxable income which expire in varying amounts beginning in 2018 and 2006, respectively. Given our limited operating history, losses incurred to date, and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, a full valuation allowance has been recorded.

 Liquidity and Capital Resources

     We raised $62.7 million in May 1999 from an initial public offering of 3,450,000 shares of our common stock, net of underwriting discounts, commissions and issuance costs. The primary purposes of this offering were to obtain additional equity capital, create a public market for our common stock, and facilitate future access to public markets. We have used, and continue to expect to use the proceeds for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisition of businesses that are complimentary to ours. Pending such uses, we have invested the net proceeds of this offering in investment grade, interest-bearing securities. Prior to our initial public offering, we raised $30.9 million of equity capital from the sale of preferred stock, net of issuance costs.

      Cash used in operating activities for each of the six months ended September 30, 1999 and 1998 was $18.8 million and $2.1 million, respectively. As of September 30, 1999, we had $50.0 million in cash, cash equivalents and short-term investments and $22.2 million in long-term investments. We expect that accounts receivable will continue to increase to the extent our revenues continue to rise. Any such increase that occurs at a greater rate than increases in revenues can be expected to reduce cash, cash equivalents and investments.

     Cash provided by financing activites was $66.2 million for the six months ended September 30, 1999 and consisted primarily of cash received for the sale of common stock through Scient's initial public offering. Cash provided by financing activities was $16.0 million for the six months ended September 30, 1998 and was primarily due to proceeds from a preferred stock offering of $14.8 million.

     Capital expenditures for the six months ended September 30, 1999 and 1998 was approximately $3.1 million and $1.1 million, respectively. These expenditures were primarily for computer equipment, software, and furniture and fixtures. We expect that capital expenditures will continue to increase to the extent we continue to increase our headcount, increase the number of offices and expand our operations.

     We have a revolving line of credit for $8.0 million with a bank. Borrowings under this line of credit bear interest at the bank's prime rate plus 0.5%. As of September 30, 1999, there were no outstanding borrowings under this line of credit. Nine standby letters of credit totaling $6.3 million have been issued against this line of credit. We also have a capital equipment line with a bank for $4.0 million. Borrowings under this capital equipment line bear interest at the bank's prime rate plus 1.0%. This agreement requires that we maintain certain financial ratios and levels of tangible net worth, profitability and liquidity.

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

     Although we believe that our principal internal systems are Year 2000 compliant, some of our systems are not yet certified. We have received Year 2000 compliance statements from the suppliers of some of our principal internal systems, and have sought similar statements from other vendors. Scient has developed a Year 2000 readiness program, which includes our assessment of our internal systems as well as those of third parties with whom we have material interactions. Because we and our clients are dependent, to a substantial degree, upon the proper functioning of our computer systems and those of third parties with whom we have material interactions in our operations, a failure of such systems to correctly recognize dates beyond December 31, 1999 could materially disrupt our operations, which could seriously harm our business, financial condition and operating results.

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

     We do not currently have any information concerning the general Year 2000 compliance status of our clients, nor do we intend to examine our clients for general Year 2000 compliance. Our current or potential clients may incur significant expenses to achieve Year 2000 compliance. If our clients are not Year 2000 compliant, they may experience material costs to remedy problems, or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate the budgets that current or potential clients could have for purchases of our services. In addition, we anticipate that some of our financial services clients may institute a standstill on electronic services spending during the final quarter of 1999 as they attend to Year 2000 issues. As a result, our business, financial condition and operating results could be seriously harmed.

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

     We substantially completed our Year 2000 contingency plan in October 1999. We have designed our Year 2000 contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness for our critical operations.

Other Factors Affecting Operating Results

Risks Related to Our Business

     We Have a History of Losses and Expect to Incur Losses in the Future. We incurred net losses of $5.8 million during the quarter ended September 30, 1999. As of September 30, 1999, we had an accumulated deficit of $27.1 million. We have not had a profitable quarter and may never achieve profitability. We also expect to continue to incur increasing sales and marketing, infrastructure development and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. Although our revenues have grown in recent quarters, we do not believe that we can sustain our historical growth rates. Accordingly, you should not view our historical growth rates as indicative of our future revenues.

     Our Quarterly Revenues and Operating Results Are Volatile and May Cause Our Stock Price to Fluctuate. Our quarterly revenues and operating results are volatile and difficult to predict. It is possible that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. In such event, the market price of our common stock may decline significantly.

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

     We derive all of our revenues from professional services, which we generally provide on a time and materials basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Since personnel and related costs constitute the substantial majority of our operating expenses and since we establish these expenses in advance of any particular quarter, underutilization of our professional services employees may cause significant reductions in our operating results for a particular quarter and could result in losses for such quarter. In addition, we have hired a large number of personnel in core support services, including knowledge management, recruiting, technology infrastructure and finance and administrative, in order to support our anticipated growth. As a result, a significant portion of our operating expenses are fixed in the short term. Therefore, any failure to generate revenues according to our expectations in a particular quarter could result in losses for the quarter.

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

     Failure to Manage Our Growth May Adversely Affect Our Business. We have grown rapidly and expect to continue to grow rapidly both by hiring new employees and serving new business and geographic markets. Our growth has placed, and will continue to place, a significant strain on our management and our operating and financial systems. Our headcount has grown from 121 as of September 30, 1998 to 661 as of September 30, 1999, and several members of our senior management team have recently joined Scient. We do not believe this growth rate is sustainable for the long-term. In addition, we recently opened offices in Singapore and Boston and expect to open additional offices in the future.

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

     We Have Relied and Expect to Continue to Rely on a Limited Number of Clients for a Significant Portion of Our Revenues. We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of clients. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline substantially. As a result, the loss of any significant client could seriously harm our business, financial condition and operating results. For the three months ended September 30, 1999, our three largest clients accounted for approximately 27% of our revenues. The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

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

     . Respond to competitive pressures or unanticipated requirements; or

     . Pursue acquisition opportunities.

     . Our failure to do any of these things could seriously harm our financial condition.

     Our Stock Price Is Volatile. Prior to our initial public offering in May 1999, our stock could not be bought or sold publicly. Accordingly, we cannot give assurance that an active public trading market for our stock will be sustained. The market price may vary in response to any of the following factors, some of which are beyond our control:

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

     Scient does not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits.

Exhibit No.                                                  Description
-----------                                                  -----------
    3.1    Second Amended and Restated Certificate of Incorporation of Scient filed with the Secretary of
           State of Delaware on May 19, 1999-- incorporated herein by reference to Exhibit 3.2 to the
           Registrant's Registration Statement on Form S-1 (File No. 333-74731).
    3.2    Amended and Restated Bylaws of Scient--incorporated herein by reference to Exhibit 3.3 to the
           Registrant's Registration Statement on Form S-1 (File No. 333-74731).
    4.1*   Amended and Restated Investor Rights Agreement, dated February 16, 1999, among Scient and the investors and founder named therein, as amended.
    4.2*   Specimen Certificate of Scient's common stock.
   10.1*   Form of Indemnification Agreement entered into between Scient and its directors and executive officers.
   10.2*   1997 Stock Plan.
   10.3    1999 Equity Incentive Plan (As Amended and Restated Effective August 1, 1999).
   10.4*   1999 Employee Stock Purchase Plan.
   10.5*   Employment Agreement between Scient and Eric Greenberg, dated December 10, 1997.
   10.6*   Employment Agreement between Scient, Eric Greenberg and Robert M. Howe, dated February 9,
           1998.
   10.7*   Employment Agreement between Scient and William H. Kurtz, dated September 12, 1998.
   10.8*   Employment Agreement between Scient and Stephen A. Mucchetti, dated September 14, 1998.
   10.9*   Stock Repurchase Agreement between Scient and Robert M. Howe, dated December 22, 1998.
   10.10*  Recruiting Letter Agreement between Scient and Ramsey/Beirne Associates, Inc., dated August 20,
           1998
   10.11*  Recruiting Letter Agreement between Scient and Ramsey/Beirne Associates, Inc., dated
           February 25, 1998.
   10.12*  Recruiting Letter Agreement between Scient and Ramsey/Beirne Associates, Inc., dated
           February 25, 1998.
   10.13*  Sub-Sub-Sub-Sub-Sublease between Scient and Charles Schwab & Co., Inc., dated October 7,
           1998.
   10.14*  Standard Form of Loft Lease between Scient and Lautob Realty Company, dated October 28, 1998.
   10.15*  Agreement to Sub-Sublease between Scient and Northpoint Communications, Inc., dated
           October 16, 1998.
   10.16*  Full-Recourse Promissory Note between Scient and Aron Dutta, dated January 28, 1999.
   10.17*  Sublease between Scient and Robins, Kaplan, Miller & Ciresi, LLP, dated April 13, 1999.
   10.18*  Sub-Sub-Sub-Sublease between Scient and Charles Schwab & Co., Inc., dated October 1, 1998.
   10.19*  Addendum to Sub-Sub-Sub-Sublease and Sub-Sub-Sub-Sub-Sublease between Scient and
           Charles Schwab & Co., Inc., dated October 8, 1998.
   10.20*  Lease between Scient and Pembroke Real Estate, Inc., dated May 1, 1999.
    27.1   Financial Statement Schedule.

* Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on From S-1 (File No. 333-74731).

(b) Reports on Form 8-K.

    On October 21, 1999, Scient filed a Current Report on Form 8-K dated October 20, 1999, reporting that Morgan Stanley Dean Witter, the lead underwriter for Scient's initial public offering, had agreed to an early release of the underwriters' lock-up restrictions on up to 535,995 shares of Scient's common stock. These shares were available starting October 25, 1999.

                              SCIENT CORPORATION
                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SCIENT CORPORATION
Date: November 12, 1999

                                 By: /s/ William H. Kurtz
                                    --------------------------------------------
                                         William H. Kurtz
                                         Chief Financial Officer,
                                         Executive Vice President