Form 10-Q
period 1999-12-31
SCIENT CORP
filed 2000-02-14
CIK 1081394

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-25893

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     The number of shares outstanding of the Registrant's Common Stock as of December 31, 1999 was 70,622,030.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SCIENT CORPORATION

                                     INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements................................    3
         CONDENSED CONSOLIDATED BALANCE SHEETS..............    3
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS....    4
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS....    5
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS..........................................    6
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    7
Item 3. Qualitative and Quantitative Disclosures about
  Market Risk...............................................    9

PART II. OTHER INFORMATION
Item 1. Legal Proceedings...................................   10
Item 2. Changes in Securities and Use of Proceeds...........   10
Item 3. Defaults Upon Senior Securities.....................   10
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   10
Item 5. Other Information...................................   10
Item 6. Exhibits and Reports on Form 8-K....................   10
SIGNATURE...................................................   11

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SCIENT CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999          1999
                                                              ------------    ---------
                                                              (UNAUDITED)
Current assets
  Cash and cash equivalents.................................    $ 34,398      $ 11,261
  Short-term investments....................................      43,529        16,868
  Accounts receivable, net..................................      36,382         5,876
  Prepaid expenses..........................................       4,660         1,036
  Other.....................................................       4,217            93
                                                                --------      --------
          Total current assets..............................     123,186        35,134
Long-term investments.......................................         480            --
Notes receivable............................................          --           160
Property and equipment, net.................................      11,102         3,410
Other.......................................................         145           108
                                                                --------      --------
                                                                $134,913      $ 38,812
                                                                ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Bank borrowings, current..................................    $  1,235      $    413
  Accounts payable..........................................       4,288           832
  Accrued expenses..........................................      23,238         4,632
  Deferred revenue..........................................       8,437           524
  Capital lease obligations, current........................       2,365           625
                                                                --------      --------
          Total current liabilities.........................      39,563         7,026
Bank borrowings, long-term..................................       1,129         1,129
Capital lease obligations, long-term........................       2,219           680
                                                                --------      --------
          Total liabilities.................................      42,911         8,835
                                                                --------      --------
Commitments and contingencies
Stockholders' equity
  Convertible preferred stock: issuable in series, $0.0001
     par value; 10,000 shares authorized; no and 9,012
     shares issued and outstanding, respectively............          --             1
  Common stock: $0.0001 par value; 125,000 shares
     authorized; 70,622 shares and 33,134 shares issued and
     outstanding, respectively..............................           7             3
Additional paid-in capital..................................     143,191        70,055
Unearned compensation.......................................     (20,088)      (27,222)
Accumulated deficit.........................................     (31,108)      (12,860)
                                                                --------      --------
          Total stockholders' equity........................      92,002        29,977
                                                                --------      --------
                                                                $134,913      $ 38,812
                                                                ========      ========

       See notes to interim condensed consolidated financial statements.

                               SCIENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        DECEMBER 31,          DECEMBER 31,
                                                     ------------------    -------------------
                                                      1999       1998        1999       1998
                                                     -------    -------    --------    -------
                                                        (UNAUDITED)            (UNAUDITED)
Net revenues.......................................  $42,677    $ 6,270    $ 89,886    $11,288
Operating expenses:
  Professional services............................   19,859      3,000      42,032      5,738
  Selling, general and administrative..............   23,993      4,852      56,309      7,707
  Stock compensation...............................    3,697      2,355      12,219      3,856
                                                     -------    -------    --------    -------
          Total operating expenses.................   47,549     10,207     110,560     17,301
                                                     -------    -------    --------    -------
Loss from operations...............................   (4,872)    (3,937)    (20,674)    (6,013)
Interest income, net...............................      837        196       2,426        461
                                                     -------    -------    --------    -------
Net loss...........................................  $(4,035)   $(3,741)   $(18,248)   $(5,552)
                                                     =======    =======    ========    =======
Net loss per share:
  Basic and diluted................................  $ (0.07)   $ (0.28)   $  (0.36)   $ (0.44)
  Weighted average shares..........................   57,992     13,474      50,400     12,544

       See notes to interim condensed consolidated financial statements.

                               SCIENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................  $(18,248)   $(5,552)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     1,558        341
     Provision for doubtful accounts........................     1,536        200
     Amortization of unearned compensation..................    12,219      3,856
     Changes in assets and liabilities:
       Accounts receivable..................................   (32,042)    (4,280)
       Other assets.........................................    (6,975)      (116)
       Accounts payable.....................................     3,456        129
       Accrued expenses.....................................    18,606      1,494
       Deferred revenue.....................................     7,913        708
                                                              --------    -------
          Net cash used in operating activities.............   (11,977)    (3,220)
                                                              --------    -------
Cash flows from investing activities:
  Purchase of property and equipment, net...................    (5,264)    (1,356)
  Purchase of investments...................................   (27,485)    (4,504)
                                                              --------    -------
          Net cash used in investing activities.............   (32,749)    (5,860)
                                                              --------    -------
Cash flows from financing activities:
  Proceeds from bank borrowings.............................       822      1,223
  Proceeds from convertible preferred stock, net............        --     14,741
  Proceeds from initial public offering, net................    62,728         --
  Proceeds from exercise of common stock options and
     warrants, net..........................................     5,022        801
  Principal payments on capital lease obligations...........      (709)       (12)
  Restricted cash...........................................        --        100
                                                              --------    -------
          Net cash provided by financing activities.........    67,863     16,853
                                                              --------    -------
Increase in cash and cash equivalents.......................    23,137      7,773
Cash and cash equivalents at beginning of period............    11,261      3,301
                                                              --------    -------
Cash and cash equivalents at end of period..................  $ 34,398    $11,074
                                                              ========    =======

       See notes to interim condensed consolidated financial statements.

                               SCIENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements for the three and nine months ended December 31, 1999 and 1998 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These financial statements should be read in conjunction with Scient's financial statements and notes thereto for the fiscal year ended March 31, 1999 included in Scient's Registration Statement on Form S-1 dated January 20, 2000. The results of operations for the interim period ended December 31, 1999 are not necessarily indicative of results to be expected for the fiscal full year or any other period.

     Certain previously reported amounts have been reclassified to conform with current presentation format.

 2. NET LOSS PER SHARE

     Scient computes net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options, warrants and convertible preferred stock.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      DECEMBER 31,            DECEMBER 31,
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
                                                      (UNAUDITED)             (UNAUDITED)
Numerator
  Net loss......................................  $ (4,035)   $ (3,741)   $(18,248)   $ (5,552)
                                                  ========    ========    ========    ========
Denominator
  Weighted average shares.......................    71,384      27,399      64,469      25,068
  Weighted average unvested common shares
     subject to repurchase......................   (13,392)    (13,925)    (14,069)    (12,524)
                                                  --------    --------    --------    --------
  Denominator for basic and diluted
     calculation................................    57,992      13,474      50,400      12,544
                                                  ========    ========    ========    ========
Net loss per share:
  Basic and diluted.............................  $  (0.07)   $  (0.28)   $  (0.36)   $  (0.44)
                                                  ========    ========    ========    ========

 3. INVESTMENTS

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt on Equity Securities", Scient has categorized its marketable securities as "available-for-sale". At December 31, 1999, amortized cost approximated fair value and unrealized gains and losses were insignificant.

     Short-term investments are generally comprised of variable rate securities that provide for optional or early redemption within twelve months.

     In addition, in July 1999 Scient established a wholly-owned subsidiary, Scient Capital LLC, which serves as an investment vehicle to make equity investments in clients who meet certain criteria.

                               SCIENT CORPORATION

     Scient uses the cost method to account for investments in which it has made a minority interest and does not exercise significant influence.

 4. STOCK SPLIT

     In November 1999, Scient approved a 2-for-1 stock split of common stock. The stock split was distributed on December 3, 1999, to holders of record of its common stock on November 15, 1999. Share information has been adjusted to reflect the stock split.

 5. SUBSEQUENT EVENTS

     In January 2000, Scient completed a secondary public offering of 3,091,200 shares of common stock (including an over-allotment option of 391,200 shares) at $88 per share, of which 1,241,200 shares were sold by selling stockholders. Proceeds to Scient from this offering, net of issuance costs, were approximately $154.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. Scient's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Liquidity and Capital Resources" below, as well as "Risk Factors" included in Scient's Registration Statement on Form S-1 dated January 20, 2000, as filed with the Securities and Exchange Commission. All forward-looking statements in this document are based on information available to Scient as of the date hereof and Scient assumes no obligation to update any such forward-looking statements.

OVERVIEW

     Our net revenues are derived primarily from providing professional services to clients who are creating eBusinesses or are rethinking or expanding their existing businesses to integrate eBusiness capabilities. We expect that our net revenues will be driven primarily by the number and scope of our client engagements and by our professional services headcount. Net revenues from any given client will vary from period to period. Additionally, we expect that customer concentration will continue for the foreseeable future. To the extent that any significant client uses less of our services or terminates its relationship with us, our net revenues could decline substantially. As a result, the loss of any significant client could seriously harm our business and results of operations.

     We generally provide our services on a time and materials basis. For the quarter ended December 31, 1999, approximately 93% of net revenues were derived from time and materials contracts, including completed capped contracts that were recognized on a time and materials basis. Net revenues pursuant to time and materials contracts are generally recognized as services are provided. Net revenues pursuant to fixed-fee type contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs). Net revenues exclude reimbursable expenses charged to clients. Substantially all of our clients were located within North America and all net revenues were denominated in U.S. dollars. As we expand internationally, we expect to generate a greater percentage of our net revenues outside of North America and much of those revenues will be denominated in foreign currencies.

     Professional services expenses consist primarily of compensation and benefits for our employees engaged in the delivery of professional services. Professional services margins reflect net revenues less professional services expenses which are incurred regardless of whether or not the employee's time is billed to a client. We expect that our professional services expenses will increase over time due to wage increases and inflation. Our professional services margins are affected by trends in the percentage of professional services employees' time that is billed to clients, and, will vary in the future. Any significant decline in fees billed to clients or the loss of a significant client would materially adversely affect our professional services margins. Client engagements currently average six to nine months' duration. If a client engagement ends earlier than we expect, we must re-deploy professional services personnel. Any resulting unbillable time will adversely affect professional services margins.

     Selling, general and administrative expenses consist of salaries, commissions, and related expenses for personnel engaged in sales; salaries and related expenses for recruiting, internal training, human resources, knowledge management, information technology, finance and administrative personnel; office facilities and information technology expenditures; professional fees; trade shows; promotional expenses; and other general corporate expenses. We expect selling, general and administrative expenses to increase in absolute dollars as we expand our direct sales force, continue expenditures on knowledge management and information technology infrastructure, open new offices, increase our recruiting efforts and incur additional costs related to the growth of our business and operations on a global basis.

     Despite growth in our net revenues to date, we have not been profitable. Our net losses may not decrease proportionately with any future increase in our net revenues primarily because of likely increased expenses related to the expansion of the number of our offices, increased investment in our knowledge management and operations infrastructure, and increased recruiting, marketing and sales efforts. To the extent that future net revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected.

RESULTS OF OPERATIONS

NET REVENUES

     Net revenues increased by 581% in the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998. For the first nine months of fiscal 2000, net revenues increased 696% over the comparable period of the prior fiscal year. These increases resulted primarily from increases in the number of clients and the scope of engagements.

OPERATING EXPENSES

     Professional Services. Our professional services expenses increased by 562% in the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998. For the first nine months of fiscal 2000, professional services expenses increased 633% over the comparable period of the prior fiscal year. These increases were primarily a result of increases in the number of professional services personnel.

     Selling, General and Administrative. Selling, general and administrative expenses increased by 394% in the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998. For the first nine months of fiscal 2000, selling, general and administrative expenses increased 631% over the comparable period of the prior fiscal year. These increases were primarily due to expenses related to the addition of sales, marketing, recruiting, knowledge management, information technology, finance and administration personnel and costs of leasing additional office space.

     Stock Compensation. We have recorded stock compensation for the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are amortizing this amount over the vesting periods of the applicable options, resulting in amortization expense of $3.7 million and $2.4 million in the three months ended December 31, 1999 and 1998, respectively, and $12.2 million and $3.9 million for the nine months ended December 31, 1999 and 1998, respectively.

INTEREST INCOME, NET

     Interest income, net, increased by 327% in the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998. For the first nine months of fiscal 2000, interest income, net increased 426% over the comparable period of the prior fiscal year. These increases were due primarily to higher interest-bearing balances in the 1999 period resulting from our investing activities, partially offset by interest expense generated from increased drawings under our capital equipment line.

PROVISION FOR INCOME TAXES

     From inception through December 31, 1999, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of December 31, 1999, we had federal and state net operating loss carryforwards to offset future taxable income which expire in varying amounts beginning in 2018 and 2006, respectively. Given our limited operating history, losses incurred to date, and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, a full valuation allowance has been recorded.

LIQUIDITY AND CAPITAL RESOURCES

     We raised $62.7 million in May 1999 from an initial public offering of 3,450,000 shares of our common stock, net of underwriting discounts, commissions and issuance costs. The primary purposes of this offering were to obtain additional equity capital, create a public market for our common stock, and facilitate future access to public markets. We have used, and expect to continue to use, the proceeds for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisition of businesses that are complimentary to ours. Pending such uses, we have invested the net proceeds of this offering in investment grade, interest-bearing securities. Prior to our initial public offering, we raised $30.9 million of equity capital from the sale of preferred stock, net of issuance costs.

     Cash used in operating activities for the nine months ended December 31, 1999 and 1998 was $12.0 million and $3.2 million, respectively. As of December 31, 1999 we had $77.9 million in cash, cash equivalents and short-term investments. We expect that accounts receivable will continue to increase to the extent our net revenues continue to rise. Any such increase that occurs at a greater rate than corresponding increases in net revenues can be expected to reduce cash, cash equivalents and short-term investments.

     Cash provided by financing activities was $67.9 million for the nine months ended December 31, 1999 and consisted primarily of cash received for the sale of common stock through Scient's initial public offering. Cash provided by financing activities was $16.9 million for the nine months ended December 31, 1998 and was primarily due to proceeds from a preferred stock offering of $14.7 million.

     Capital expenditures for the nine months ended December 31, 1999 and 1998 were approximately $5.3 million and $1.4 million, respectively. These expenditures were primarily for computer equipment, software, and furniture and fixtures. We expect that capital expenditures will continue to increase to the extent we increase our headcount, increase the number of our offices and expand our operations.

     We have a revolving line of credit for $8.0 million with a bank. Borrowings under this line of credit bear interest at the bank's prime rate plus 0.5%. As of December 31, 1999, there were no outstanding borrowings under this line of credit. Ten standby letters of credit totaling $7.4 million have been issued against this line of credit. We also have a capital equipment line with a bank for $4.0 million. Borrowings under this capital equipment line bear interest at the bank's prime rate plus 1.0%. This agreement requires that we maintain certain financial ratios and levels of tangible net worth, profitability and liquidity.

RISKS RELATED TO OUR BUSINESS

     WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE

     We incurred net losses of $18.2 million during the nine months ended December 31, 1999. As of December 31, 1999, we had an accumulated deficit of $31.1 million. We have not had a profitable quarter and may never achieve profitability. We also expect to continue to incur increasing sales and marketing, infrastructure development and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. Although our revenues have grown in recent quarters, we do not believe that we can sustain our historical growth rates. Accordingly, you should not view our historical growth rates as indicative of our future revenues.

    OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE

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

     Our quarterly operating results have varied in the past and are likely to vary significantly from quarter to quarter. As a result, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. A number of factors are likely to cause these variations, including:

     - Our ability to obtain new and follow-on client engagements;

     - The amount and timing of expenditures by our clients for eBusiness services;

     - Our ability to attract, train and retain skilled management, strategic, technical, design, sales, marketing and support professionals;

     - Our employee utilization rate, including our ability to transition employees quickly to new or other existing engagements;

     - The introduction of new services by us or our competitors;

     - Changes in our pricing policies or those of our competitors;

     - Our ability to manage costs, including personnel costs and support services costs; and

     - Costs related to opening or expanding Scient offices.

     We derive all of our revenues from professional services, which we generally provide on a time and materials basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Since personnel and related costs constitute the substantial majority of our operating expenses and since we establish these expenses in advance of any particular quarter, underutilization of our professional services employees may cause significant reductions in our operating results for a particular quarter and could result in losses for such quarter. In addition, we have hired a large number of personnel in core support services, including knowledge management, recruiting, technology infrastructure and finance and administration, in order to support our anticipated growth. As a result, a significant portion of our operating expenses are fixed in the short term. Therefore, any failure to generate revenues according to our expectations in a particular quarter could result in losses or greater than expected losses for the quarter.

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

    OUR ABILITY TO ATTRACT, TRAIN AND RETAIN QUALIFIED EMPLOYEES IS CRUCIAL TO OUR RESULTS OF OPERATIONS AND ANY FUTURE GROWTH

     Our future success depends in large part on our ability to hire, train and retain project and engagement managers, technical architects, strategists, engineers, design professionals, other technical personnel and sales and marketing professionals of various experience levels. Any inability to hire, train and retain a sufficient number of qualified employees could hinder the growth of our business. Skilled personnel are in short supply, and this shortage is likely to continue for some time. As a result, competition for these people is intense, and the industry turnover rate for them is high. In addition, we believe that prospective employees may perceive that the stock option component of our compensation package is not as valuable as that component was prior to our initial public offering. Consequently, we may have more difficulty hiring our desired numbers of qualified employees. Moreover, even if we are able to expand our employee base, the resources required to attract and retain such employees may adversely affect our operating margins. In addition, some companies have adopted a strategy of suing or threatening to sue former employees and their new employers. As we hire new employees from our current or potential competitors we may become a party to one or more lawsuits involving the former employment of one or more of our employees. Any future litigation against us or our employees, regardless of the outcome, may result in substantial costs and expenses to us and may divert management's attention away from the operation of our business.

    WE DEPEND ON OUR KEY PERSONNEL, AND THE LOSS OF ANY KEY PERSONNEL MAY ADVERSELY AFFECT OUR BUSINESS

     We believe that our success will depend on the continued employment of our key management and technical personnel. This dependence is particularly important to our business because personal relationships are a critical element of obtaining and maintaining client engagements. If one or more of our key management or technical personnel were unable or unwilling to continue in their present positions, such persons would be very difficult to replace and our business could be seriously harmed. Accordingly, the loss of one or more members of our senior management team could have a direct adverse impact on our future sales. In addition, if any of these key employees joins a competitor or forms a competing company, some of our clients might choose to use the services of that competitor or new company instead of our own. Furthermore, clients or other companies seeking to develop in-house eBusiness capabilities may hire away some of our key employees. This would not only result in the loss of key employees but could also result in the loss of a client relationship or a new business opportunity. Any losses of client relationships could seriously harm our business.

    WE HAVE A LIMITED OPERATING HISTORY AND A LIMITED NUMBER OF COMPLETED ENGAGEMENTS THAT MAKE AN EVALUATION OF OUR BUSINESS DIFFICULT

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

    COMPETITION FROM BIGGER, MORE ESTABLISHED COMPETITORS WHO HAVE GREATER FINANCIAL RESOURCES OR FROM NEWLY EMERGING COMPETITORS COULD RESULT IN PRICE REDUCTIONS, REDUCED PROFITABILITY AND LOSS OF MARKET SHARE

     Competition in the eBusiness services market is intense. If we fail to compete successfully against current or future competitors, our business, financial condition and operating results would be seriously harmed. We compete against companies selling eBusiness software and services, and the in-house development efforts of companies seeking to engage in eBusiness. We expect competition to persist and intensify in the future. We cannot be certain that we will be able to compete successfully with existing or new competitors.

     Because relatively low barriers to entry characterize our market, we also expect other companies to enter our market. We expect that competition will continue to intensify and increase in the future. Some large information technology consulting firms have announced that they have begun to or will soon focus more resources on eBusiness opportunities. Because we contract with our clients on an engagement-by-engagement basis, we compete for engagements at each stage of our methodology. There is no guarantee that we will be retained by our existing or future clients on later stages of work.

     The vast majority of our current competitors have longer operating histories, larger client bases, larger professional staffs, greater brand recognition and greater financial, technical, marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and they may also be able to devote more resources to the development, promotion and sale of their services than we can. Competitors that offer more standardized, commoditized or less customized services or products than we do may have a substantial cost advantage, which could force us to lower our prices, adversely affecting our operating margins.

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

     FAILURE TO MANAGE OUR GROWTH MAY ADVERSELY AFFECT OUR BUSINESS

     We have grown rapidly and expect to continue to grow rapidly both by hiring new employees and serving new business and geographic markets. Our growth has placed, and will continue to place, a significant strain on our management and our operating and financial systems. Our headcount has grown from 162 as of December 31, 1998 to 874 as of December 31, 1999. We do not believe this growth rate is sustainable for the long-term. In addition, we recently opened several offices and expect to open additional offices in the future.

     Our personnel, systems, procedures and controls may be inadequate to support our future operations. In order to accommodate the increased number of engagements, number of clients and the increased size of our operations, we will need to hire, train and retain the appropriate personnel to manage our operations. We will also need to improve our financial and management controls, reporting systems and operating systems. We have recently implemented a new enterprise resource planning software system for human resource functions and some financial functions. We are currently redesigning several internal systems, including recruiting and engagement management systems. We may encounter difficulties in transitioning to or in the operations of the new enterprise resource planning software system or in developing and implementing other new systems.

    POTENTIAL ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS

     We may acquire other businesses in the future, which may complicate our management tasks. We may need to integrate widely dispersed operations with distinct corporate cultures. Such integration efforts may not succeed or may distract our management from servicing existing clients. Our failure to manage acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we finance the acquisitions by issuing equity or equity-linked securities.

     OUR PLANNED INTERNATIONAL OPERATIONS MAY BE EXPENSIVE AND MAY NOT SUCCEED

     We have limited experience in marketing, selling and supporting our services in foreign countries. Development of such skills may be more difficult or take longer than we anticipate, especially due to language barriers, currency exchange risks and the fact that the Internet infrastructure in foreign countries may be less developed than the United States' Internet infrastructure. In addition, we believe that our international expansion plans may require us to enter into strategic relationships with third parties in certain foreign countries. Thus, our success in these countries will be dependent in part upon the success of those relationships and the implementation or operation of these arrangements. We may not establish strategic relationships with third parties in desired time frames, or at all. Even once these relationships are established, they may fail to produce desired results. To date, we have not generated significant revenues from engagements with international clients. We recently opened offices in London and Singapore and we intend to expand our operations internationally in future periods by opening other international offices, entering into strategic relationships with a variety of third parties, and hiring international management, strategic, technical, design, sales, marketing and support personnel.

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

     Moreover, international operations are subject to a variety of additional risks that could seriously harm our financial condition and operating results. These risks include the following:

     - Problems in collecting accounts receivable;

     - The impact of recessions in economies outside the United States;

     - Longer payment cycles;

     - Fluctuations in currency exchange rates;

     - Restrictions on the import and export of certain sensitive technologies, including data security and encryption technologies that we may use; and

     - Seasonal reductions in business activity in certain parts of the world, such as during the summer months in Europe.

    WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CLIENTS FOR A SIGNIFICANT PORTION OF OUR REVENUES

     We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of clients. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline substantially. As a result, the loss of any significant client could seriously harm our business, financial condition and operating results. For the nine months ended December 31, 1999, our five largest clients accounted for approximately 31% of our revenues. The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

     OUR LACK OF LONG-TERM CONTRACTS WITH CLIENTS REDUCES THE PREDICTABILITY OF OUR REVENUES

     Our clients retain us on an engagement-by-engagement basis, rather than under long-term contracts. As a result, our revenues are difficult to predict. Because we incur costs based on our expectations of future revenues, our failure to predict our revenues accurately may seriously harm our financial condition and results of operations. Although it is our goal to design and build complete eBusiness systems for our clients, we are frequently retained to design and build discrete segments of an overall eBusiness system on an engagement-by-engagement basis. Since large client projects involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of a project or that the client will cancel or delay additional planned projects. Such cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to general business or financial conditions of the client. For example, many of our current or potential clients that are in the early stages of development may be unable to retain our services because of financial constraints. In addition, our existing clients can generally reduce the scope of or cancel their use of our services without penalty and with little or no notice. If a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, we must be able to rapidly redeploy our employees to other engagements in order to minimize underutilization of employees and the resulting harm to our operating results. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress.

     WE MAY LOSE MONEY ON FIXED-FEE CONTRACTS

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

     WE SOMETIMES AGREE NOT TO PERFORM SERVICES FOR OUR CLIENTS' COMPETITORS

     We sometimes agree not to perform services or limit the services for certain competitors of our clients for limited periods of time, which have been as long as two years. These non-compete agreements reduce the number of our prospective clients and the number of potential sources of revenue. In addition, these agreements increase the significance of our client selection process because many of our clients compete in markets where only a limited number of players gain meaningful market share. If we agree not to perform services or limit our services for some of a particular client's competitors and our client fails to capture a significant portion of its market, we are unlikely to receive future revenues in that particular market.

     OUR EFFORTS TO DEVELOP BRAND AWARENESS OF OUR SERVICES MAY NOT BE
SUCCESSFUL

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

    OUR FAILURE TO MEET CLIENT EXPECTATIONS OR DELIVER ERROR-FREE SERVICES COULD RESULT IN LOSSES AND NEGATIVE PUBLICITY

     Our client engagements involve the creation, implementation and maintenance of eBusiness systems and other applications that are often critical to our clients' businesses. Any defects or errors in these applications or failure to meet clients' expectations could result in:

     - Delayed or lost revenues due to adverse client reaction;

     - Requirements to provide additional services to a client at no charge;

     - Negative publicity regarding us and our services, which could adversely affect our ability to attract or retain clients; and

     - Claims for substantial damages against us, regardless of our responsibility for such failure.

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

     OUR BUSINESS IS DEPENDENT ON OUR ABILITY TO KEEP PACE WITH TECHNOLOGICAL CHANGES

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

    WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS OR PREVENT INFRINGEMENT CLAIMS AGAINST US

     We cannot guarantee that the steps we have taken or will take to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks or other proprietary information or intellectual property, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to management. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so as our business continues to expand into foreign countries, risks associated with protecting our intellectual property will increase.

     A FEW INDIVIDUALS OWN MUCH OF OUR STOCK

     Our directors, executive officers and their affiliates beneficially own, in the aggregate, approximately 58% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as acquisitions, and to block an unsolicited tender offer. Accordingly, this concentration of ownership could have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then-current market price of our common stock.

     WE HAVE VARIOUS MECHANISMS IN PLACE TO DISCOURAGE TAKEOVER ATTEMPTS

     Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of Scient that a stockholder may consider favorable. These provisions include:

     - "Blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

     - A classified board of directors with staggered, three-year, terms, which may lengthen the time required to gain control of our board of directors;

     - Prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

     - Requiring super-majority voting to effect certain amendments to our certificate of incorporation and bylaws;

     - Limitations on who may call special meetings of stockholders;

     - Prohibiting stockholder action by written consent, which requires all actions to be taken at a meeting of the stockholders; and

     - Advance notice requirements for nominations of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

     In addition, Section 203 of the Delaware General Corporation Law and our stock incentive plans may discourage, delay or prevent a change in control of Scient.

    INVESTMENTS MADE BY SCIENT CAPITAL MAY CAUSE SOME POTENTIAL CLIENTS TO NOT USE OUR SERVICES

     We make investments in some of our clients through our wholly owned subsidiary, Scient Capital. Competitors of our clients may be discouraged from using our services if they perceive these investments as creating a conflict of interest that would result in us not providing the same level of service to these competitors if they became our clients. If potential clients hold this perception, we may not be able to increase our customer base as we would otherwise be able to, which could harm our business and results of operations.

RISKS RELATED TO THE SYSTEMS INNOVATION INDUSTRY

    OUR SUCCESS WILL DEPEND ON THE CONTINUED DEVELOPMENT OF A MARKET FOR SYSTEMS INNOVATION SERVICES

     We cannot be certain that a viable market for systems innovation services will be sustainable. If a viable and sustainable market for our systems innovation services does not continue to develop, Scient will fail. Even if a systems innovation services market continues to develop, we may not be able to differentiate our services from those of our competitors. If we are unable to differentiate our services from those of our competitors, our revenue growth and operating margins may decline.

     OUR SUCCESS DEPENDS ON INCREASED ADOPTION OF THE INTERNET AS A MEANS FOR COMMERCE

     Our future success depends heavily on the continued use and acceptance of the Internet as a means for commerce. The widespread acceptance and adoption of the Internet for conducting business is likely only in the event that the Internet provides businesses with greater efficiencies and improvements. If commerce on the Internet does not continue to grow, or grows more slowly than expected, our growth would decline and our business would be seriously harmed. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including:

     - Potentially inadequate network infrastructure;

     - Delays in the development of Internet enabling technologies and performance improvements;

     - Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity;

     - Delays in the development of security and authentication technology necessary to effect secure transmission of confidential information;

     - Changes in, or insufficient availability of, telecommunications services to support the Internet; and

     - Failure of companies to meet their customers' expectations in delivering goods and services over the Internet.

     INCREASING GOVERNMENT REGULATION COULD AFFECT OUR BUSINESS

     We are affected not only by regulations applicable to businesses generally, but also by laws and regulations directly applicable to eBusiness. Although there are currently few such laws and regulations, both state, federal and foreign governments may adopt a number of these laws and regulations. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If such a decline occurs, companies may decide in the future not to use our services to create an electronic business channel. This decrease in the demand for our services would seriously harm our business and operating results.

     Any new laws and regulations may govern or restrict any of the following issues:

     - User privacy;

     - The pricing and taxation of goods and services offered over the Internet;

     - The content of websites;

     - Consumer protection; and

     - The characteristics and quality of products and services offered over the Internet.

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

RISKS RELATED TO THE SECURITIES MARKETS

     WE MAY NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE

     We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to:

     - Open new offices in the United States or internationally;

     - Create additional market-specific business units;

     - Enhance our infrastructure and leveragable assets;

     - Hire, train and retain employees;

     - Respond to competitive pressures or unanticipated requirements; or

     - Pursue acquisition opportunities.

     Our failure to do any of these things could seriously harm our financial condition.

     OUR STOCK PRICE IS VOLATILE

     Prior to our initial public offering in May 1999, our stock could not be bought or sold publicly. The market price may vary in response to any of the following factors, some of which are beyond our control:

     - Changes in financial estimates or investment recommendations relating to our stock by securities analysts;

     - Changes in market valuations of other eBusiness software and service providers or electronic businesses;

     - Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

     - Loss of a major client;

     - Additions or departures of key personnel; and

     - Fluctuations in the stock market price and volume of traded shares generally, especially fluctuations in the traditionally volatile technology sector.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        Scient does not belive that we have any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

                              PART II. OTHER INFORMATION

       ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
27.1..    Financial Data Schedule.

(b) Reports on Form 8-K.

     None.

                               SCIENT CORPORATION

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SCIENT CORPORATION

                                          By:     /s/ WILLIAM H. KURTZ
                                            ------------------------------------
                                                      William H. Kurtz
                                                  Chief Financial Officer,
                                                  Executive Vice President

Date: February 14, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
27.1..    Financial Data Schedule.