Form 10-K
period 2000-03-31
SCIENT CORP
filed 2000-06-29
CIK 1081394

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                        COMMISSION FILE NUMBER 000-25893

                               SCIENT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           94-3288107
          (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

           ONE FRONT STREET, 28TH FLOOR,
                 SAN FRANCISCO, CA                                         94111
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

                                 (415) 733-8200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                   COMMON STOCK, $0.0001 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $1,123,423,560 on May 31, 2000 based on the last reported sale price of the Company's common stock on the Nasdaq National Market System on May 31, 2000. There were 73,154,704 shares of common stock outstanding as of May 31, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 18, 2000 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SCIENT CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                PART I
Item 1.   Business....................................................      4
Item 2.   Properties..................................................     20
Item 3.   Legal Proceedings...........................................     20
Item 4.   Submission of Matters to a Vote of Security Holders.........     20
                               PART II
Item 5.   Market for Company's Common Equity and Related Stockholder
          Matters.....................................................     21
Item 6.   Selected Financial Data.....................................     22
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     23
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     27
Item 8.   Financial Statements and Supplementary Data.................     28
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     28
                               PART III
Item 10.  Directors and Executive Officers of the Company.............     29
Item 11.  Executive Compensation......................................     29
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     30
Item 13.  Certain Relationships and Related Transactions..............     30
                               PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     31
Signatures............................................................     34
Index to Consolidated Financial Statements............................    F-1

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in this Annual Report on Form 10-K, constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include those listed under Part I "Business -- Risk Factors".

     Forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements include but are not limited to statements regarding: the results of our services and attendant benefits of those services for our clients; our plans regarding future changes to our pricing models and our expectations regarding the impact of those changes; the impact of our knowledge management system and framework development on the delivery of our services and our operational results; the development and protection of our intellectual property; changes in the competitive environment; factors, including client mix, that may impact our future revenues; our expectations regarding amount and type of future expenses and/or our method of accounting for those expenses; and our expectations regarding future revenues, profitability, and other operating and financial results. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under Part I "Business -- Risk Factors". These factors may cause our actual results to differ materially from any forward-looking statement.

                                     PART I

ITEM 1. BUSINESS

     Scient is a leading provider of a category of professional services called systems innovation. Scient provides integrated eBusiness strategy and technology implementation services on a global basis to clients who are creating eBusinesses or are rethinking or expanding their existing businesses to integrate eBusiness capabilities. These services include strategy consulting, customer experience design, systems architecture, application and technology infrastructure development, and eBusiness management. Our services are designed to rapidly improve a client's competitive position through the development of innovative business strategies enabled by the integration of emerging and existing technologies. Our Scient Approach methodology provides a framework for each stage of a client engagement from helping the client conceive its strategy to architecting, engineering and operating its eBusiness.

SERVICES

     We offer professional services to build and enhance eBusinesses. These services include strategy consulting, customer experience design, systems architecture, application and technology infrastructure development, and eBusiness management. Recognizing that all clients have different needs at different times, we use our proprietary methodology, the Scient Approach methodology to customize our service offerings based on each client's requirements. The following descriptions highlight the primary services that we offer.

     Strategy Consulting. We work with clients to tailor an eBusiness strategy designed to provide them with a measurable competitive advantage in a short timeframe. Our goal is to leverage the industry and eBusiness experience and knowledge base of our professionals along with the experiences of our clients' senior executives to formulate innovative, executable and flexible eBusiness strategies.

     Customer Experience Design. In addition to strategy, Scient offers customer experience design to its clients. Because Scient considers the user interface to be more than just visual design, we incorporate our abilities in information architecture, user interface engineering, editorial services and usability research to develop systems with innovative customer experience. In addition to offering these services directly to our clients, Scient also sometimes partners with third-party design firms to achieve our clients' specific visual design requirements.

     Systems Architecture. Using the Internet and emerging technologies, we architect and design eBusiness applications and technology infrastructure for clients in rapid timeframes. We offer application designs that range from intranet solutions to complex business-to-business and business-to-consumer innovations. Recognizing that the technical infrastructure becomes the foundation for any future application development, our technology infrastructure design services focus on enabling eBusiness applications to be reliable, robust, secure, scalable and extensible.

     Application and Technology Infrastructure Development. We build and implement innovative eBusiness applications and technology infrastructure that take into account the current and future business needs of our clients. We recognize that new types of communications devices are proliferating, network usage is expanding, and the future of eBusiness will be dependent upon the development and integration of a variety of technologies. We build applications and technology infrastructure intended to accommodate these changes in the eBusiness environment. Our applications and technology infrastructure development services utilize our capabilities in application software, networks, systems, security and infrastructure architecture. Scient develops applications and technology infrastructure to be robust and to serve as the foundation for eBusiness innovations that can link to existing systems and technologies.

     eBusiness Management. Upon completion of engagements, we offer our clients eBusiness Management to help them operate and extend their eBusinesses. These services include remote systems management, application management, performance management, content management, and system security management and are provided on a monthly subscription basis with established service level agreements. Our extended capabilities leverage the iterative nature of the Scient Approach methodology to provide the framework and business structure for continuous re-innovation of an eBusiness.

THE SCIENT APPROACH(TM) METHODOLOGY

     The Scient Approach methodology is a well-defined process that helps us efficiently and successfully delivers our innovative services. This methodology provides a framework that facilitates the distribution of knowledge within an engagement and across all parts of our firm. The Scient Approach methodology is designed to allow us to provide consistent quality across engagements and to deliver high value to clients in all aspects of our services.

     The key to the Scient Approach methodology is the iterative improvement of the eBusiness innovations that we deliver. Because the needs of our clients are dynamic, we have designed the Scient Approach methodology with built-in feedback and iteration processes in order to improve the services delivered to clients and to enhance the approach itself. These processes serve as a critical feedback tool that assists Scient in designing and extending eBusinesses for its clients.

     The Scient Approach methodology has four general stages: Conceive, Architect, Engineer and Operate. Each of these stages includes the critical decisions our clients must make in order to build an eBusiness. The methodology also includes two foundational elements: Launch and Innovate, which are interwoven throughout the approach.

     Conceive. During the Conceive stage, Scient works closely with the client to define the overall strategy for the eBusiness, including market positioning and value offering. The five components of the Conceive stage include Assessing, Visioning, Conceptualizing, Prototyping, and Defining. Upon completion of the Conceive stage, Scient should have the information necessary to define key business success factors and to prioritize the client's eBusiness initiatives based on a common understanding of the client's eBusiness objectives.

     Architect. In the Architect stage, Scient defines the scope of the eBusiness to be developed and designs applications to enable clients to meet their objectives. Scient also scopes and designs the underlying infrastructure to integrate the software, network and hardware components necessary to support the applications. This stage includes the evaluation of any third party software. The architect stage occurs in two phases, Architect-Scope and Architect-Design.

     - Architect-Scope. The goal of this phase is to collect application and process requirements to develop a baseline for the Architect-Design phase.

     - Architect-Design. During this phase, Scient defines the processes, components and timeline necessary to realize the application goals. The goal of this phase is to create a complete plan that allows the applications to be constructed, tested and implemented on time and within budget.

     After the Architect stage, the client has a "blueprint" for its eBusiness development. This blueprint identifies in detail the tasks necessary to meet the objectives and overall strategy goals as defined in the Conceive stage.

     Engineer. In this stage, Scient iteratively builds and delivers the eBusiness, which may include the incorporation or integration of third party software or devices. Within this stage are three phases that are focused on successfully implementing the applications defined during the Architect stage.

     - Engineer-Detailed Design. In this phase Scient works with the client to add more specific details to the requirements, including the user interface and key technical designs.

     - Engineer-Construct. In this phase the modules of the application are built, refined and unit tested. This phase is aimed at producing the tangible results for the client that was identified in the earlier stages of the Scient Approach methodology. During the Engineer-Construct phase, Scient also trains both internal and external users on the newly built applications.

     - Engineer -- Test. In this phase applications are tested to ensure they meet functional, technical and user requirements. This phase intends to ensure that the engineered applications perform in accordance with the requirements defined in the Architect stage.

     - Engineer-Deploy. In this phase, the eBusiness system is deployed into a production environment, providing the necessary support and rapid issue resolution. The Engineer-Deploy phase will deliver the eBusiness system in its production environment typically for a limited volume beta test, followed by a full-scale introduction to the complete target user population.

     Upon completion of the Engineer stage, Scient delivers the eBusiness to the client and works with the client to launch the eBusiness.

     Operate. In the Operate stage, Scient manages and measures the eBusiness technical operations and provides a framework for ongoing re-innovation of the client's eBusiness. By utilizing Scient for the ongoing management and innovation of its eBusiness systems, the client can focus on its core competencies. The Operate stage centers around two separate but related sets of activities.

     - eSolution Management. This area focuses on the day-to-day operations of the eBusiness, allowing our client to focus on their core competencies. The eSolution Management has three steps:

      - Implement. In this step the client's operational requirements and architecture are assessed. A high availability management solution is then implemented.

      - Manage. In this step the client's ongoing eBusiness systems are managed including application management, performance management, content management and system security management.

      - Transition. In this step Scient transfers knowledge and techniques enabling the client to maintain and manage their eBusiness.

     - eBusiness Management. This area focuses on the strategic planning of an eBusiness solution and extending it into new versions with improved capabilities. This involves continued re-innovation and improvement in the eBusiness solution, implemented via a series of new releases with enhanced capabilities.

SALES AND MARKETING

     Through our global direct sales force and marketing organization, we market and sell our services to clients who are creating eBusinesses or are rethinking or expanding their existing businesses to integrate eBusiness capabilities. Our sales professionals are aligned within global business units. We currently target six principal markets:

     - Financial Services Markets, including financial products and services providers such as banks, brokerage firms, capital markets and securities firms and insurance companies;

     - Electronic Markets, which we define as companies whose business models rely primarily on new electronic delivery channels;

     - Enterprise Markets, which includes Global 1000 companies facing the challenges of adapting their businesses' traditional procurement and distribution networks to take advantage of eBusiness capabilities;

     - Telecommunications Markets, including large international telecommunications companies, competitive local exchange carriers, internet service providers, telecommunications equipment providers, and entities delivering voice, data and video services to their customers through various delivery technologies;

     - Retail and Consumer Products Markets, which includes traditional companies that are adding direct-to-consumer channel extensions and implementing business-to-business strategies; and

     - Media and Entertainment Markets, including diversified media companies, advertiser-supported media companies, entertainment service providers, suppliers of recorded entertainment, suppliers of live entertainment, information service companies and book publishers.

     As of March 31, 2000, our global sales and marketing organization consisted of 40 professionals. We employ a team selling approach, whereby our sales people collaborate with our business unit professionals and management to identify prospects, conduct sales and manage client relationships. Due to the strategic nature of our engagements, we typically negotiate with the senior business and technical management personnel of our current and potential clients.

     Our marketing efforts are focused on creating awareness of the systems innovation category, establishing Scient as the leader in this new category and building the Scient brand on a global basis. Scient uses a broad mix of programs to accomplish these goals, including market research, brochures, information pieces published for industry forums, public relations activities, marketing programs, seminars and speaking engagements and website marketing.

CLIENTS

     We have performed professional services for a variety of clients in many industries around the world. We are currently focused on serving companies in the Financial Services, Electronic Markets, Enterprise, Telecommunications, Retail and Consumer Products and Media and Entertainment markets. From inception through March 31, 2000, Scient has served over 100 clients and has helped its clients launch over 20 eBusinesses.

     We provided professional services to clients who are creating eBusinesses or are rethinking or expanding their existing businesses to integrate eBusiness capabilities. In the year ended March 31, 2000, our five largest clients accounted for approximately 27% of our revenues.

     We generally enter into contracts with our clients on a time and materials basis, though we sometimes work on a fixed-fee basis or cap the amounts we may invoice. In the future, we anticipate an increasing percentage of our client engagements will be under arrangements with fixed-fee components. If we miscalculate the resources or time we need to complete engagements with capped or fixed fees, our operating results could be seriously harmed. Because of the strategic and competitively sensitive nature of the engagements we perform for some of our clients, we sometimes agree not to perform services for our clients' competitors or in a particular field for limited periods of time which to date have been as long as two years. These non-compete agreements reduce the number of our prospective clients and reinforce the importance of our client selection.

  Scient Capital

     In July 1999 we established a wholly owned subsidiary, Scient Capital, which serves as an investment vehicle for us to make equity investments in clients or selected business partners who meet certain criteria. We believe that such equity investments may provide an opportunity to enhance our long-term relationships with these clients and may allow us to share in the potential appreciation of such clients' market value, which we believe may be enhanced by the services we provide to these clients. Scient Capital will be funded entirely by Scient on an as-needed basis. In general, we expect to make investments in clients of Scient for a minority stake where a venture capital firm or private equity investor takes a lead role and establishes the terms and valuation of the financing round. We may also make investments in other venture capital and private equity funds, which we believe will provide a synergy with our business. It is our policy not to accept equity in place of standard engagement fees and not to discount standard engagement fees based on the opportunity to invest in a client. As of March 31, 2000, we have made minority investments in 12 of our clients.

  Scient Accelerator Program

     Scient established the Scient Accelerator Program as an additional sales channel to attract early-stage clients and support them in formalizing their business plans, soliciting venture capital funding and achieving rapid time-to-market. The Scient Accelerator Program combines Scient's full-service offering along with infrastructure, facilities and administrative support in exchange for standard engagement fees and minority equity ownership.

INNOVATION CENTERS

     Scient's professional services colleagues are organized into areas of expertise and core competencies called Innovation Centers. Our Innovation Centers are designed to address the full range of expertise and competencies needed in order to address the eBusiness needs of clients in our targeted markets. When we deliver services to our clients, we typically build an integrated team of professionals from several or all of our Innovation Centers. In addition, the Innovation Centers promote the development of specialized knowledge, techniques and experience and foster the training, mentoring and professional development of its members. Each of Scient's professional service colleagues is in one of the following Innovation Centers:

     - Consulting Innovation Center -- Provides consulting services to define and implement the strategic business, organization, market and brand direction for an eBusiness. Includes strategy consultants and industry experienced managers, each of whom is focused on one of Scient's targeted markets;

     - Customer Experience Innovation Center -- Integrates the disciplines of branding and identity systems, information architecture, content strategy and editorial systems, creative strategy and visual design, user interface engineering, front-end technology and qualitative user testing to deliver integrated brand and user experience to eBusinesses;

     - Technology Innovation Center -- Delivers the technical skills and expertise necessary to manage, strategize, analyze, architect and engineer the applications and infrastructure of eBusinesses, including project management, databases, security, network infrastructure, applications, software development, testing and quality assurance. Includes the management of Scient's relationships with technology vendors; and

     - Asset Services Innovation Center -- Defines and manages the eBusiness assets Scient delivers to clients on a subscription, annuity or service bureau basis. The Asset Services Innovation Center works with other Innovation Centers, global business units, operations, finance and management to package and subsequently manage those aspects of Scient's assets that can be offered on subscription, annuity or service bureau basis.

NEIGHBORHOODS

     Scient has established neighborhoods, or organized communities of interest, that pursue and develop ideas and establish points of view to improve colleague and client satisfaction. Our neighborhoods span across our global business units, innovation centers and core services units to minimize redundancies and maximize colleague team-building, participation and innovation. As of March 31, 2000, Scient had 14 neighborhoods, spanning areas of interest such as emerging technologies, eOrganizational issues and customer relationship management.

KNOWLEDGE MANAGEMENT

     Our knowledge management processes and systems, which we refer to as Knowledge Management, enable the development and re-use of Scient's intellectual capital. We have found that while there are unique features to each client engagement, there is often a degree of commonality. Scient's focus on particular industries, business processes and technologies creates intellectual capital that can be adapted for use in different industries and applications provided that it is not proprietary to a client. Through the Scient Approach methodology and our iterative process, we expect to capture this common intellectual capital and develop common frameworks, processes, and technology to use in the delivery of our services. Knowledge Management is designed to enable each engagement team to bring the experiences of our entire company to bear on each client engagement.

     Knowledge Management facilitates access to the Scient Approach methodology and helps our colleagues determine what services to deliver to clients and when to perform the services during the different steps of the approach. Resources available through Knowledge Management include tutorial materials, templates, expert contacts and sample outputs for the different process steps. We are also constructing an interactive, dynamic environment, the Approach Workspace, which is being designed to provide our colleagues with a comprehensive context for creating client deliverables. In addition, we are developing a system to help us staff engagements that will query our Scient Approach methodology process database to determine what skills are needed for an engagement and examine our skills inventory to identify available colleagues with the appropriate skills.

     An explicit goal of each engagement is knowledge transfer to our clients. Through the development of our extranet we intend to share information online in a secure way with each of our clients.

     We have invested significantly in Knowledge Management with the intent that such expenditures will allow us to use our intellectual capital in order to accelerate the delivery of our services, reduce our costs and leverage our industry experience. However, we cannot guarantee that Knowledge Management will help us achieve these goals or will be adequate to support our future operations.

CORE ENGINEERING LABS

     We have established Core Engineering Labs that are responsible for identifying and evaluating new hardware and software products and emerging technologies. The Core Engineering Labs also support engagement teams during the initial implementations of new products and technologies. In addition, the Core Engineering Labs are responsible for integrating new products and technologies into the Scient Approach methodology, in order to help us manage the risk to clients of working with new products and emerging technologies. We believe that gaining experience with these new technologies and products in the Core Engineering Labs enables us to develop and implement applications and systems for clients more quickly than we otherwise could and with less interruption to and reliance on clients' systems during engagements.

COMPETITION

     Competition in the eBusiness services market is intense. We compete against companies selling electronic commerce software and services, including those offering such products and services on a hosted basis, and the in-house development efforts of companies seeking to engage in electronic commerce.

     Our current competitors include the following:

     - Systems integrators that primarily engage in fixed-time/fixed-fee contracts, such as Cambridge Technology Partners, Sapient and Viant;

     - Large systems integrators, such as Andersen Consulting and the consulting arms of the "Big Five" accounting firms;

     - Web consulting firms and online agencies, such as Agency.com, iXL, MarchFirst, Proxicom, and Razorfish;

     - The professional services groups of computer equipment companies, such as IBM;

     - Outsourcing firms, such as Computer Sciences Corporation and Electronic Data Systems;

     - General management consulting firms, such as Bain & Company, Booz Allen & Hamilton, Boston Consulting Group and McKinsey & Company; and

     - Internal IT departments of current and potential clients.

     Because relatively low barriers to entry characterize our market, we also expect other companies to enter our market.

     We believe that the principal competitive factors in our industry are:

     - The speed of development and implementation of eBusinesses;

     - The quality of services and deliverables, technical and strategic expertise, project management capabilities, reputation and experience of professionals delivering the service;

     - The effectiveness of sales and marketing efforts, brand recognition, size of firm and value of the services provided compared to the price of such services.

     We believe that we presently compete favorably with respect to most of these factors. In particular, we believe that we offer an integrated set of strategic consulting skills and technological expertise that many existing service providers are not well suited to provide. However, the market for eBusiness services is evolving and we cannot be certain that we will compete successfully in the future. We expect that competition will continue to intensify and increase in the future, particularly as large IT consulting firms focus more resources on eBusiness opportunities. Because we contract with our clients on an engagement-by-engagement basis, we compete for engagements at each stage of our methodology. There is no guarantee that we will be retained by our existing or future clients on later stages of work. See "Risk
Factors -- Competition from Bigger, More Established Competitors Who Have Greater Financial Resources Could Result in Price Reductions, Reduced Profitability and Loss of Market Share."

PROPRIETARY RIGHTS

     We have developed detailed tools, processes and methodologies underlying the Scient Approach methodology and software code, scripts, libraries, data models, applications, business processes, frameworks, and other technology used internally and in client engagements. We currently seek to protect our proprietary rights and our other intellectual property through a combination of copyrights, trademarks and trade secret protection, as well as through contractual protections such as proprietary information agreements and nondisclosure agreements. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. See "Risk Factors -- We May Not Be Able to Protect Our Intellectual Property and Proprietary Rights."

COLLEAGUES AND RECRUITING

  Colleagues

     We generally use the term "colleagues" instead of "employees" to reinforce our one-firm concept and collegial culture. As of March 31, 2000, we had a total of 1,180 colleagues. Of these, 828 were in professional services, 40 in sales and marketing, 32 in recruiting and 280 in core services, including Knowledge Management, Technology, People, Finance and Administration. We have offices in San Francisco, New York, Irving, Sunnyvale, Los Angeles, Chicago, Boston, Austin, London, Munich, and Singapore. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. None of our colleagues is represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our colleagues are good.

RECRUITING

     We dedicate significant resources to our recruiting efforts and manage it similar to a sales function. As of March 31, 2000, we employed 32 professionals that focused full-time on recruiting. Our recruiting efforts are targeted at three levels: executive, technical and college recruiting. In addition to the efforts of our in-house recruiting group, we seek to meet our hiring needs through referrals from existing Scient colleagues and through technical and executive search firms. While recruiting personnel are responsible for screening candidates, business, functional or administrative managers make hiring decisions for their own groups in order to help ensure high-quality hires.

CAREER DEVELOPMENT

     We believe that our continuous focus on career development will help us retain our colleagues. Upon joining our company, each new colleague participates in a full week training program that covers a broad range of topics, including technology, consulting and the Scient culture. During their first year with Scient, recent college graduates typically receive four weeks of training and experienced hires typically receive one to two weeks of training. We have also created a sponsorship program where experienced colleagues provide ongoing career development, mentorship and training to less-experienced colleagues. Our existing colleagues attend professional development and training programs and keep apprised of technological advances and developments through on-the-job exposure to relevant technology and the efforts of our Tech Center.

CORPORATE CULTURE

     We believe that developing a rich environment and a one-firm concept with a shared culture is critical to Scient becoming an employer of choice for management, strategic, technical, design, sales, marketing and support professionals of all levels. We actively foster a set of core values that were developed jointly by management and Scient's colleagues. These values include a dedication to maintaining an innovative and empowering environment where we work as a team to achieve total client satisfaction and provide our colleagues with personal and professional growth opportunities. In addition, we believe that by linking employee compensation to the success of Scient through our incentive compensation program, we encourage an owner attitude, which we believe results in decisions that benefit our clients, our colleagues and our company. We believe that our growth and success in attracting and retaining high-caliber colleagues will be in large part dependent on our adherence to a one-firm culture supported by the following values:

- Spirit                          - Growth
- Community                       - Innovation
- Excellence                      - Urgency

RISK FACTORS

     The risks described below are not the only ones that we face. Any of the following risks could seriously harm our business, financial condition or results of operations. The following risk factors could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES

     We incurred net losses of $16.0 million during the year ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of $28.9 million. We also expect to continue to incur increasing sales and marketing, infrastructure development and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability on an annual basis. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. Although our revenues have grown in recent quarters, we do not believe that we can sustain our historical growth rates. Accordingly, you should not view our historical growth rates as indicative of our future revenues. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     - The amount and timing of expenditures by our clients on a global basis for eBusiness services;

     - Our ability to attract, train and retain skilled management, strategic, technical, design, sales, marketing and support professionals;

     - Our employee utilization rate, including our ability to transition employees quickly from completed projects to new engagements, for which we typically receive little or no notice;

     - Changes in the financial condition of our clients which may offset the timing of their payment or their ability to pay our fees;

     - The introduction of new services or products by us or our competitors;

     - Changes in our pricing policies or those of our competitors;

     - Our ability to manage costs, including personnel costs and support services costs; and

     - Costs related to the expected opening or expansion of Scient offices.

     We derive all of our revenues from professional services, which we generally provide on a time and materials basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Since personnel and related costs constitute the substantial majority of our operating expenses and since we establish these expenses in advance of any particular quarter, underutilization of our professional services employees may cause significant reductions in our operating results for a particular quarter and could result in losses for such quarter. In addition, we have hired a large number of personnel in core support services, including knowledge management, technology infrastructure and finance and administrative, in order to support our anticipated growth. As a result, a significant portion of our operating expenses are fixed in the short term. Therefore, any failure to generate revenues according to our expectations in a particular quarter could result in losses for the quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Although we have limited historical financial data, we have experienced and expect to continue to experience seasonality in revenues from our eBusiness services. These seasonal trends may materially affect our quarter-to-quarter operating results. Revenues and operating results in our quarter ending December 31 are typically lower relative to our other quarters because there are a lower number of billable days in this quarter due to holidays and vacation days. In addition, operating expenses may increase in each quarter ending September 30, both on absolute terms and as a percentage of revenues, due to the potential hiring of large numbers of recent college graduates each year, which results in increased salary expenses before such new employees begin to generate substantial revenues for Scient and as a result of European holidays.

OUR ABILITY TO ATTRACT, TRAIN AND RETAIN QUALIFIED EMPLOYEES IS CRUCIAL TO OUR RESULTS OF OPERATIONS AND ANY FUTURE GROWTH

     Our future success depends in large part on our ability to hire, train and retain project and engagement managers, technical architects, strategists, engineers, design professionals, other technical personnel and sales and marketing professionals of various experience levels. Any inability to hire, train and retain a sufficient number of qualified employees could hinder the growth of our business. Skilled personnel are in short supply, and this shortage is likely to continue for some time. As a result, competition for these people is intense, and the industry turnover rate for them is high. In addition, we believe that prospective employees that we target may perceive that the stock option component of our compensation package is not as valuable as that component was prior to our initial public offering. Consequently, we may have difficulty hiring our desired numbers of qualified employees in the future. Moreover, even if we are able to expand our employee base, the resources required to attract and retain such employees may adversely affect our operating margins. In addition, some companies have adopted a strategy of suing or threatening to sue former employees and their new employers. As we hire new employees from our current or potential competitors we are likely to become a party to one or more lawsuits involving the former employment of one of our employees. Any future litigation against us or our employees, regardless of the outcome, may result in substantial costs and expenses to us and may divert management's attention away from the operation of our business.

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

WE HAVE A LIMITED OPERATING HISTORY AND A LIMITED NUMBER OF COMPLETED ENGAGEMENTS THAT MAKE AN EVALUATION OF OUR BUSINESS DIFFICULT

     We were incorporated in November 1997 and began providing services to clients in February 1998. Our limited operating history makes an evaluation of our business and prospects very difficult. Companies in an early stage of development frequently encounter enhanced risks and unexpected expenses and difficulties. These risks, expenses and difficulties apply particularly to us because our market, eBusiness services, is new and rapidly evolving. Our long-term success will depend on our ability to achieve satisfactory results for our clients and to form long-term relationships with core clients on a global basis. We have not been in operation long enough to judge whether our clients will perceive our work as being beneficial to their businesses or to form any long-term business relationships. Also, because of our limited operating history, our business reputation is based on a limited number of client engagements. All of our clients have only limited experience with the eBusiness we have developed for them. Accordingly, we cannot assure you that the limited number of eBusiness we have implemented will be successful in the longer term. If the eBusiness we have implemented are not successful, our brand will be harmed and we may incur liability to our clients. If one or more of our clients for whom we have done substantial work suffers a significant failure or setback in its eBusiness, our business reputation could be severely damaged, whether or not such failure or setback was caused by our work or within our control. Our ability to obtain new engagements, retain clients and recruit and retain highly-skilled employees could be seriously harmed if our work product or our clients' eBusinesses fail to meet the expectations of our clients.

COMPETITION FROM BIGGER, MORE ESTABLISHED COMPETITORS WHO HAVE GREATER FINANCIAL RESOURCES COULD RESULT IN PRICE REDUCTIONS, REDUCED PROFITABILITY AND LOSS OF MARKET SHARE

     Competition in the eBusiness services market is intense. If we fail to compete successfully against current or future competitors, our business, financial condition and operating results would be seriously harmed. We compete against companies selling electronic commerce software and services, including those offering such software and services on a hosted basis, and the in-house development efforts of companies seeking to engage in electronic commerce. We expect competition to persist and intensify in the future. We cannot be certain that we will be able to compete successfully with existing or new competitors.

     Because relatively low barriers to entry characterize our market, we also expect other companies to enter our market. We expect that competition will continue to intensify and increase in the future. Some large information technology consulting firms have announced that they are focusing more resources on eBusiness opportunities. In addition, new business models, which offer certain ecommerce services and products on a hosted platform, have entered the market and we may compete for business with these new entrants. Because we contract with our clients on an engagement-by-engagement basis, we compete for engagements at each stage of our methodology. There is no guarantee that we will be retained by our existing or future clients on later stages of work.

     The majority of our current competitors have longer operating histories, larger client bases, larger professional staffs, greater brand recognition and greater financial, technical, marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and they may also be able to devote more resources to the development, promotion and sale of their services than we can. Competitors that offer more standardized or less customized services than we do may have a substantial cost advantage, which could force us to lower our prices, adversely affecting our operating margins.

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

FAILURE TO MANAGE OUR GROWTH MAY ADVERSELY AFFECT OUR BUSINESS

     We have grown rapidly and expect to continue to grow rapidly both by hiring new employees and serving new business and geographic markets. Our growth has placed, and will continue to place, a significant strain on our management and our operating and financial systems. Our headcount has grown from 260 as of March 31, 1999 to 1,180 as of March 31, 2000. We do not believe this growth rate is sustainable for the long-term. Our growth requires substantial managerial attention to ensure that our colleagues and offices operate at an appropriate level of productivity. Failure to manage effectively the productivity of our colleagues and offices could seriously harm our operations and financial condition. In addition, we recently opened several additional offices and expect to open additional offices in the future. Our growth has required and will continue to require us to make substantial expenditures for capital equipment, training, recruiting, and other expansion-related costs, the amount and timing of which will affect our financial results.

     Our personnel, systems, procedures and controls may be inadequate to support our future operations. In order to accommodate the increased number of engagements, number of clients and the increased size of our operations, we will need to hire, train and retain the appropriate personnel to manage our operations. We will also need to improve our financial and management controls, reporting systems and operating systems. We currently plan to redesign several internal systems, including recruiting and engagement management systems. We may encounter difficulties in developing and implementing other new systems.

POTENTIAL FUTURE ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS

     We may acquire other businesses in the future, which may complicate our management tasks. We may need to integrate widely dispersed operations with distinct corporate cultures. Such integration efforts may not succeed or may distract our management from servicing existing clients. Our failure to manage future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we finance the acquisitions by issuing equity or equity linked securities.

OUR PLANNED EXPANSION OF INTERNATIONAL OPERATIONS MAY BE EXPENSIVE AND MAY NOT SUCCEED

     We have limited experience in marketing, selling and supporting our services in foreign countries. Development of such skills may be more difficult or take longer than we anticipate, especially due to language barriers, currency exchange risks and the fact that the Internet infrastructure in foreign countries may be less advanced than the United States' Internet infrastructure. We have only recently begun to generate significant revenues from international operations. We have offices outside the United States, and we intend to expand our operations internationally in future periods by opening other international offices and hiring international management, strategic, technical, design, sales, marketing and support personnel.

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

     - Longer payment cycles;

     - Local laws or regulations that may impact our operating results or financial condition, such as maximum working hour requirements, overtime laws or other labor or employment restrictions;

     - Restrictions on the import and export of certain sensitive technologies, including data security and encryption technologies that we may use or other local laws or regulations impacting ecommerce, such as privacy and data exchange laws; and

     - Seasonal reductions in business activity in certain parts of the world, such as during the summer months in Europe.

     - Unexpected changes in regulatory requirements which could raise the cost of doing business, or even prevent doing business, or restrict Scient's ability to remove funds or its investments from a country.

     - Changes in currency exchange rates, which could significantly decrease the profitability of operations where payment is in local currency.

     - Difficulties in staffing and managing foreign operations.

     - Difficulties in using equity incentives for employees, which Scient relies on but which are often less understood outside the U.S.

     - Differences in business customs.

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CLIENTS FOR A SIGNIFICANT PORTION OF OUR REVENUES

     We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of clients. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline substantially. As a result, the loss of any significant client could seriously harm our business, financial condition and operating results. For the year ended March 31, 2000, our five largest clients accounted for approximately 27% of our revenues. The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

OUR CLIENTS MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL NEEDED TO RETAIN OUR SERVICES OR PAY US FOR SERVICES PERFORMED.

     Some of our current and potential clients, particularly those clients funded primarily by venture capital, need to raise additional funds in order to continue their business and operations as planned. We cannot be certain that these companies will be able to obtain additional financing on favorable terms or at all. As a result of their inability to raise additional financing, some clients may be unable to pay us for services we have already provided them or they may terminate our services earlier than planned, either of which could seriously harm our business, financial condition and operating results. In particular, some of our current and potential clients in this category have recently encountered greater difficulty obtaining needed financing.

OUR LACK OF LONG-TERM CONTRACTS WITH CLIENTS REDUCES THE PREDICTABILITY OF OUR REVENUES

     Our clients retain us on an engagement-by-engagement basis, rather than under long-term contracts. As a result, our revenues are difficult to predict. Because we incur costs based on our expectations of future revenues, our failure to predict our revenues accurately may seriously harm our financial condition and results of operations. Although it is our goal to provide the full range of our eBusiness services to our clients, we are generally retained to design and build discrete segments of an overall eBusiness on an engagement-by-engagement basis. Since large client projects involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of a project or that the client will cancel or delay additional planned projects. Such cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to general business or financial conditions of the client. For example, many of our current or potential clients that are in the early stages of development may be unable to retain our services because of financial constraints. In addition, our existing clients can generally reduce the scope of or cancel their use of our services without penalty and with little or no notice. If a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, we must be able to rapidly redeploy our employees to other engagements in order to minimize underutilization of employees and the resulting harm to our operating results. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress.

WE MAY LOSE MONEY ON FIXED-FEE CONTRACTS

     If we miscalculate the resources or time needed to complete engagements with capped or fixed fees, our operating results could be seriously harmed. The risk of such miscalculations for us is high because we work with complex technologies in compressed timeframes, and therefore it is difficult to judge the time and resources necessary to complete a project. To date, we have generally entered into contracts with our clients on a time and materials basis, though we sometimes work on a fixed-fee basis or cap the amount of fees we may invoice on time and material contracts without client consent. In the future our strategy is to increase the percentage of our client engagements subject to arrangements with fixed-fee or other similar components, because we believe they have the potential to be more profitable.

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

OUR EFFORTS TO DEVELOP BRAND AWARENESS OF OUR SERVICES MAY NOT BE SUCCESSFUL

     An important element of our business strategy is to develop and maintain widespread awareness of the Scient brand name on a global basis. To promote our brand name, we have increased and plan to continue to increase our marketing expenses, which may cause our operating margins to decline. Moreover, our brand may be closely associated with the business success or failure of some of our high-profile clients, many of whom are pursuing unproven business models in competitive markets. As a result, the failure or difficulties of one of our high-profile clients may damage our brand. If we fail to successfully promote and maintain our brand name or incur significant related expenses, our operating margins and our growth may decline.

OUR FAILURE TO MEET CLIENT EXPECTATIONS OR DELIVER ERROR-FREE SERVICES COULD RESULT IN LOSSES AND NEGATIVE PUBLICITY

     Our client engagements involve the creation, implementation and maintenance of eBusiness and other applications that are often critical to our clients' businesses. Any defects or errors in these applications or failure to meet clients' expectations could result in:

     - Delayed or lost revenues due to adverse client reaction;

     - Requirements to provide additional services to a client at no charge;

     - Negative publicity regarding us and our services, which could adversely affect our ability to attract or retain clients; and

     - Claims for substantial damages against us, regardless of our responsibility for such failure. Our insurance coverage may not be adequate to cover, or may exclude such claims.

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

OUR BUSINESS IS DEPENDENT ON OUR ABILITY TO KEEP PACE WITH THE LATEST TECHNOLOGICAL CHANGES

     Our market and the enabling technologies used by our clients are characterized by rapid technological change. Failure to respond successfully to these technological developments, or to respond in a timely or cost-effective way, will result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from creating eBusinesses that are based upon today's leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to offer services that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. In addition, we must hire, train and retain technologically knowledgeable professionals so that they can fulfill the increasingly sophisticated needs of our clients.

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

     In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. In particular, our development and use of standardized frameworks, processes, and applications may subject us to potential infringement claims by third parties. Our insurance coverage may not be adequate to cover, or may exclude such claims. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to management.

A FEW INDIVIDUALS OWN MUCH OF OUR STOCK

     Our directors, executive officers and their affiliates beneficially own a significant minority of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as acquisitions, and to block an unsolicited tender offer. Accordingly, this concentration of ownership could have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then-current market price of our common stock.

WE HAVE VARIOUS MECHANISMS IN PLACE TO DISCOURAGE TAKEOVER ATTEMPTS

     Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of Scient that a stockholder may consider favorable. These provisions include:

     - Authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

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

     - Prohibiting stockholder action by written consent, which requires all actions to be taken at a meeting of the stockholders; and

     - Establishing advance notice requirements for nominations of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

     In addition, Section 203 of the Delaware General Corporation Law and our stock incentive plans may discourage, delay or prevent a change in control of Scient.

INVESTMENTS MADE BY SCIENT CAPITAL MAY CAUSE SOME POTENTIAL CLIENTS TO NOT USE OUR SERVICES

     We hold minority investments in some of our clients through our wholly-owned subsidiary, Scient Capital. Competitors of our clients may be discouraged from using our services if they perceive these investments as creating a conflict of interest that would result in us not providing the same level of service to these competitors if they became our clients. If potential clients hold this perception, we may not be able to increase our customer base as we would otherwise be able to, which could harm our business and results of operations.

RISKS RELATED TO THE SYSTEMS INNOVATION INDUSTRY

OUR SUCCESS WILL DEPEND ON THE CONTINUED DEVELOPMENT AND SUSTAINABILITY OF A MARKET FOR SYSTEMS INNOVATION SERVICES

     We cannot be certain that a viable market for systems innovation services will be sustainable. If a viable and sustainable market for our systems innovation services does not continue to develop, Scient will fail. Even if a systems innovation services market continues to develop, it may not grow at an adequate pace and may not be able to differentiate our services from those of our competitors. If we are unable to differentiate our services from those of our competitors, our revenue growth and operating margins may decline.

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

INCREASING GOVERNMENT REGULATION COULD AFFECT OUR BUSINESS

     We are affected not only by regulations applicable to businesses generally, but also laws and regulations directly applicable to electronic commerce. Although there are currently few such laws and regulations, both state, federal and foreign governments may adopt a number of these laws and regulations. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If such a decline occurs, companies may decide in the future not to use our services to create an electronic business channel. This decrease in the demand for our services would seriously harm our business and operating results.

     Any new laws and regulations may govern or restrict any of the following issues:

     - User privacy;

     - The pricing and taxation of goods and services offered over the Internet;

     - The content of websites;

     - Consumer protection; and

     - The characteristics and quality of products and services offered over the Internet.

     For example, the Telecommunications Act of 1996 prohibits the transmission of certain types of information and content over the Internet. The scope of the Act's prohibition is currently unsettled. In addition, although courts held unconstitutional substantial portions of the Communications Decency Act, federal or state governments may enact, and courts may uphold, similar legislation in the future. Future legislation could expose companies involved in Internet commerce to liability.

RISKS RELATED TO THE SECURITIES MARKETS

WE MAY NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE

     We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to:

     - Open new offices, in the United States or internationally;

     - Create additional global business units;

     - Enhance our infrastructure and leveragable assets;

     - Hire, train and retain employees;

     - Respond to competitive pressures or unanticipated requirements; or

     - Pursue acquisition opportunities.

     Our failure to do any of these things could seriously harm our operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

OUR STOCK PRICE IS VOLATILE

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

     - Additions or departures of key personnel; and

     - Fluctuations in the stock market price and volume of traded shares generally, especially fluctuations in the traditionally volatile technology, internet, and ecommerce sectors.

WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO OUR EXPECTED STOCK PRICE VOLATILITY

     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to the volatility of our stock price, we may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our financial condition and operating results.

SHARES BECOMING AVAILABLE FOR SALE COULD AFFECT OUR STOCK PRICE

     Sales of a substantial number of shares of common stock could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

ITEM 2. PROPERTIES

     Scient's headquarters and principal administrative, finance, sales and marketing operations are located in approximately 136,000 square feet of leased office space in San Francisco, California. Scient also leases offices in New York, Irving, Sunnyvale, Los Angeles, Chicago, Boston, Austin, Munich, London, and Singapore.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK.

     Scient's common stock has been quoted on the Nasdaq National Market System under the symbol SCNT since Scient's initial public offering on May 14, 1999. The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the Nasdaq National Market (as adjusted for our two-for-one stock split effected on December 6, 1999.)

                            1999                               HIGH       LOW
                            ----                              -------    ------
First Quarter (beginning May 14, 1999)......................  $ 25.06    $15.13
Second Quarter..............................................  $ 41.56    $19.31
Third Quarter...............................................  $100.50    $33.47
Fourth Quarter..............................................  $130.00    $66.50

On May 31, 2000, the last reported sales price of our common stock was $42.875. As of May 31, 2000, there were 514 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, Scient is unable to estimate the total number of stockholders represented by these record holders.

RECENT SALE OF UNREGISTERED SECURITIES.

     None

DIVIDEND POLICY

     We have not paid any cash dividends since our inception and do not intend to pay any cash dividends in the foreseeable futures. Pursuant to the terms of our credit facility, we are unable to pay dividends without first obtaining the written consent of our bank, which will not be unreasonably withheld.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is qualified by reference to financial statements and notes thereto and appearing elsewhere in this 10-K filing. The statement of operations data for the period from November 7, 1997 (inception) through March 31, 1998, the years ended March 31, 1999, and 2000 and the balance sheet data at March 31, 1999 and 2000 are derived from, and are qualified by reference to, the audited financial statements of Scient. The historical results are not necessarily indicative of results to be expected in any future period.

                                                        NOVEMBER 7, 1997      YEAR ENDED MARCH 31,
                                                       (INCEPTION) THROUGH    --------------------
                                                         MARCH 31, 1998         1999        2000
                                                       -------------------    --------    --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues.............................................        $   179          $ 20,675    $155,729
Operating Expenses:
  Professional services..............................            102            10,028      70,207
  Selling, general and administrative................          1,228            15,315      90,854
  Stock compensation.................................             64             7,679      15,636
                                                             -------          --------    --------
          Total operating expenses...................          1,394            33,022     176,697
                                                             -------          --------    --------
Loss from operations.................................         (1,215)          (12,347)    (20,968)
Interest income and other, net.......................             56               646       4,953
                                                             -------          --------    --------
Net loss.............................................        $(1,159)         $(11,701)   $(16,015)
                                                             =======          ========    ========
Net loss per share:
  Basic and diluted(1)...............................        $ (0.10)         $  (0.89)   $  (0.29)
                                                             =======          ========    ========
  Weighted average shares(1).........................         11,894            13,198      54,590
                                                             =======          ========    ========

                                                                     AS OF MARCH 31,
                                                              -----------------------------
                                                               1998      1999        2000
                                                              ------    -------    --------
                                                                     (IN THOUSANDS)
Balance Sheet Data:
Cash, cash equivalents and short-term investments...........  $3,301    $28,129    $229,148
Working capital.............................................   3,299     28,108     235,525
Total assets................................................   4,225     38,812     313,754
Bank borrowings and capital lease obligations, long-term....      26      1,809       2,917
Total stockholders' equity..................................  $3,805    $29,977    $252,036

---------------

(1) See Note 1 of Notes to Consolidated Financial Statements for a description of computations of net loss per share and weighted average shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of Scient should be read in conjunction with "Selected Financial Data" and Scient's financial statements and notes thereto appearing elsewhere in this 10-K filing. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this 10-K filing.

  Overview

     Our revenues are derived primarily from providing professional services to clients who are creating eBusinesses or are rethinking or expanding their existing businesses to integrate eBusiness capabilities. We expect that our revenues will be driven primarily by the number and scope of our client engagements, our professional services headcount, and our ability to appropriately staff those engagements and price our services. In the year ended March 31, 2000, our five largest clients accounted for approximately 27% of our revenues. Revenues from any given client will vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline substantially. As a result, the loss of any significant client could seriously harm our business and results of operations.

     We generally provide our services on a time and materials basis. For the year ended March 31, 2000, approximately 86% of revenues were derived from time and materials contracts, including completed capped contracts that were appropriately recognized on a time and materials basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs). Revenues exclude reimbursable expenses charged to clients. We anticipate that a larger percentage of revenues may be derived from contracts that may have fixed-fee components in the future. Substantially all clients were located within North America and all revenues were denominated in U.S. dollars.

     Professional services expenses consist primarily of compensation and benefits of our colleagues engaged in the delivery of professional services. Professional services margins reflect revenues less the professional services expenses whether or not the employee's time is billed to a client. We expect that our per capita professional services expenses will increase over time due to wage increases and inflation. In addition, these cash expenses may increase because prospective employees that we target may perceive that the stock option component of our compensation package is not as valuable as that component was prior to our initial public offering. Our professional services margins are affected by the number of work days in a period and trends in client billability, defined as the percentage of professional services employees' time that is billed to clients, and, as such, will vary in the future. Any significant decline in fees billed to clients or the loss of a significant client would materially adversely affect our professional services margins. Client engagements currently average six to nine months' duration. If a client engagement ends earlier than we expect, we must re-deploy professional services personnel. Any resulting unbillable time will adversely affect professional services margins. See "Risk Factors -- Our Quarterly Revenues and Operating Results Are Volatile and May Cause Our Stock Price to Fluctuate."

     Selling, general and administrative expenses consist of salaries, commissions, and related expenses for personnel engaged in sales; salaries and related expenses for executive recruiting, human resources, knowledge management, information technology, finance and administrative personnel; office facilities and information technology expenditures; professional fees; trade shows; promotional expenses; and other general corporate expenses. We expect selling, general and administrative expenses to increase in absolute dollars as we expand our direct sales force, continue expenditures on knowledge management and information technology infrastructure, open new offices on a global basis, increase our recruiting efforts and incur additional costs related to the growth of our global business and operation as a public company.

     Stock compensation expenses consist of non-cash compensation expenses arising from option grants. We have recorded aggregate unearned stock compensation totaling $35.0 million and $40.2 million in connection with certain stock option grants through March 31, 1999 and March 31, 2000, respectively. This stock compensation expense will be recognized over a period ending March 31, 2004, which is the end of the vesting period for the related options.

     Despite growth in our revenues, we have not been profitable on an annual basis. Our net losses may not decrease proportionately with the increase in our revenues primarily because of increased expenses related to the expansion of the number of company-owned offices, increased investment in our knowledge management and operations infrastructure, and increased marketing and sales efforts. To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected. See "Risk Factors -- We Have a History of Losses and Expect to Incur Losses in the Future."

INCEPTION PERIOD AND YEAR ENDED MARCH 31, 1999

  Revenues

     The increase in revenues in the year ended March 31, 1999 compared to the Inception Period reflected the introduction of our eBusiness professional services in February 1998, the increase in the number of clients and wider scope of engagements during the year ended March 31, 1999 compared to the Inception Period, our increased capacity due to increased investment in our sales and professional services organizations, and the comparison of a full year period to a partial year period.

  Operating Expenses

     Professional Services. Our professional services expenses increased in absolute dollars in the year ended March 31, 1999 compared to the Inception Period, primarily as a result of increases in the number of professional services personnel, and the comparison of a full year period to a partial year period.

     Selling, General and Administrative. Selling, general and administrative expenses increased in absolute dollars in the year ended March 31, 1999 compared to the Inception Period. The increase was primarily due to expenses related to the addition of sales, marketing, recruiting, knowledge management, technology, finance and administration personnel, the costs associated with leasing additional office space to support our global growth, and the comparison of a full year period to a partial year period.

     Stock Compensation. In the Inception Period and the year ended March 31, 1999, we recorded aggregate unearned stock compensation of $1.6 million and $33.4 million, respectively, in connection with stock option grants. This increase was primarily a result of increases in the number of options granted due to the increased hiring of employees and the comparison of a full year period to a partial year period. Stock compensation expense is being recognized over the vesting period of the related options (generally four years). During the Inception Period and the year ended March 31, 1999, we recognized stock compensation of $64,000 and $7.7 million, respectively. This increase was primarily a result of increases in the number of options granted due to increased hiring of employees and the comparison of a full year period to a partial year period. We expect to recognize stock compensation expense relating to options that were granted during the Inception Period and the year ended March 31, 1999 to range from $2.7 million to $4.4 million per quarter during fiscal year 2000, from $1.5 million to $2.3 million per quarter during fiscal year 2001, from $647,000 to $1.3 million per quarter during fiscal year 2002 and from $86,000 to $485,000 per quarter during fiscal year 2003. The actual amounts that we recognize will be reduced to the extent that the affected options are cancelled before they become fully-vested. See Note 9 of Notes to Financial Statements.

  Interest Income and Other, Net

     Interest income increased in the year ended March 31, 1999 compared to the Inception Period. This increase was due primarily to interest income earned over a full year period versus a partial year period and higher interest bearing funds in the full year period resulting from our private financing activities during 1998 and 1999.

  Provision for Income Taxes

     From inception through March 31, 1999, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of March 31, 1999, we had approximately $5.5 million of federal and state net operating loss carryforwards to offset future taxable income which expire in varying amounts beginning in 2018 and 2006, respectively. Given our limited operating history, losses incurred to date, and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, a 100% valuation allowance has been recorded. See Note 3 of Notes to Financial Statements.

YEAR ENDED MARCH 31, 1999 AND YEAR ENDED MARCH 31, 2000

  Revenues

     The increase in revenues in the year ended March 31, 2000 compared to March 31, 1999 reflected the increase in the number of clients and wider scope of engagements during the year ended March 31, 2000 as a result of our increased capacity due to increased investment in our sales and professional services organizations.

  Operating Expenses

     Professional Services. Our professional services expenses increased in absolute dollars in the year ended March 31, 2000 compared to March 31, 1999 primarily as a result of increases in the number of professional services personnel.

     Selling, General and Administrative. Selling, general and administrative expenses increased in absolute dollars in the year ended March 31, 2000 compared to March 31, 1999. The increase was primarily due to expenses related to the addition of sales, marketing, recruiting, knowledge management, technology, finance and administration personnel, and the cost of leasing additional office space to support our global growth.

     Stock Compensation. For the year ended March 31, 1999 and March 31, 2000, we recorded aggregate unearned stock compensation of $35.0 million and $40.2 million, respectively, in connection with stock option grants. Stock compensation expense is being recognized over the vesting period of the related options (generally four years). For the year ended March 31, 1999 and March 31, 2000, we recognized stock compensation of $7.7 million and $15.6 million, respectively. This increase was primarily a result of increases in the number of options granted due to increased hiring of employees and the comparison of a full year period to a partial year period. We expect to recognize stock compensation expense relating to options that were granted to range from $1.8 million to $2.9 million per quarter during fiscal year 2001, from $840,000 to $1.6 million per quarter during fiscal year 2002, from $170,000 to $685,000 per quarter during fiscal year 2003 and from $18,000 to $87,000 per quarter during fiscal year 2004. The actual amounts that we recognize will be reduced to the extent that the affected options are cancelled before they become fully-vested. See Note 9 of Notes to Financial Statements.

  Interest Income and Other, Net

     Interest income increased in the year ended March 31, 2000 compared to the year ended March 31, 1999. This increase was due primarily to higher interest bearing funds resulting from our public financing activities during fiscal year ended March 31, 2000.

  Provision for Income Taxes

     From March 31, 1999 through March 31, 2000, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of March 31, 2000, we had approximately $40.5 million of federal and state net operating loss carryforwards to offset future taxable income which expire in varying amounts beginning in 2019 and 2007, respectively. Given our limited operating history, losses incurred to date, and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, a 100% valuation allowance has been recorded. See Note 3 of Notes to Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited consolidated quarterly financial data from the periods indicated. We derived this from consolidated financial statements, and, in the opinion of our management, they include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. Results of operations for any previous fiscal quarter do not necessarily indicate what results may be for any future period.

                                                THREE MONTHS ENDED (UNAUDITED)
                                --------------------------------------------------------------
                                JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,
                                  1998         1998            1998         1999        1999
                                --------   -------------   ------------   ---------   --------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND PERCENTAGES)
Revenue.......................  $ 1,924       $ 3,094        $ 6,270       $ 9,387    $16,404
Operating expenses:
  Professional services.......      942         1,796          3,000         4,290      7,940
  Selling, general and
    administrative............    1,225         1,630          4,852         7,608     13,105
  Stock compensation..........      358         1,143          2,355         3,823      4,348
                                -------       -------        -------       -------    -------
        Total operating
          expenses............    2,525         4,569         10,207        15,721     25,393
                                -------       -------        -------       -------    -------
Loss from operations..........     (601)       (1,475)        (3,937)       (6,334)    (8,989)
Interest income and other,
  net.........................       78           187            196           185        596
                                -------       -------        -------       -------    -------
Net income (loss).............  $  (523)      $(1,288)       $(3,741)      $(6,149)   $(8,393)
                                =======       =======        =======       =======    =======
Net income (loss) per share:
  Basic.......................  $ (0.04)      $ (0.10)       $ (0.28)      $ (0.40)   $ (0.23)
  Diluted.....................  $ (0.04)      $ (0.10)       $ (0.28)      $ (0.40)   $ (0.23)
Weighted average shares
  Basic.......................   12,096        12,310         13,474        15,246     36,810
  Diluted.....................   12,096        12,310         13,474        15,246     36,810
                                =======       =======        =======       =======    =======
AS A PERCENTAGE OF REVENUE:
Revenue.......................      100%          100%           100%          100%       100%
Operating expenses:
  Professional services.......       49            58             48            46         48
  Selling, general and
    administrative............       64            53             77            81         80
  Stock compensation..........       18            37             38            41         27
                                -------       -------        -------       -------    -------
        Total operating
          expenses............      131           148            163           168        155
Income (loss) from
  operations..................      (31)          (48)           (63)          (68)       (55)
Interest income (expense),
  net.........................        4             6              3             2          4
                                -------       -------        -------       -------    -------
Net income (loss).............      (27)%         (42)%          (60)%         (66)%      (51)%
                                =======       =======        =======       =======    =======

                                     THREE MONTHS ENDED (UNAUDITED)
                                ----------------------------------------
                                SEPTEMBER 30,   DECEMBER 31,   MARCH 31,
                                    1999            1999         2000
                                -------------   ------------   ---------
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND PERCENTAGES)
Revenue.......................     $30,805        $42,677       $65,843
Operating expenses:
  Professional services.......      14,233         19,859        28,175
  Selling, general and
    administrative............      19,212         23,993        34,545
  Stock compensation..........       4,173          3,697         3,418
                                   -------        -------       -------
        Total operating
          expenses............      37,618         47,549        66,138
                                   -------        -------       -------
Loss from operations..........      (6,813)        (4,872)         (295)
Interest income and other,
  net.........................         992            837         2,528
                                   -------        -------       -------
Net income (loss).............     $(5,821)       $(4,035)      $ 2,233
                                   =======        =======       =======
Net income (loss) per share:
  Basic.......................     $ (0.10)       $ (0.07)      $  0.04
  Diluted.....................     $ (0.10)       $ (0.07)      $  0.03
Weighted average shares
  Basic.......................      55,848         57,992        61,781
  Diluted.....................      55,848         57,992        83,413
                                   =======        =======       =======
AS A PERCENTAGE OF REVENUE:
Revenue.......................         100%           100%          100%
Operating expenses:
  Professional services.......          46             47            43
  Selling, general and
    administrative............          62             56            52
  Stock compensation..........          14              9             5
                                   -------        -------       -------
        Total operating
          expenses............         122            112           100
Income (loss) from
  operations..................         (22)           (12)           (0)
Interest income (expense),
  net.........................           3              2             4
                                   -------        -------       -------
Net income (loss).............         (19)%          (10)%           4%
                                   =======        =======       =======

LIQUIDITY AND CAPITAL RESOURCES

     We raised $62.7 million in May 1999 from an initial public offering of 6,900,000 shares of our common stock, net of underwriting discounts, commissions and issuance costs.

     We raised an additional $154.3 million in January 2000 from a secondary public offering on 1,850,000 shares of our common stock, net of underwriting discounts, commissions and issuance costs.

     Cash used in operations for the Inception Period and year ended March 31, 1999 and 2000 were $1.2 million, $4.6 million, and $6.6 million, respectively. As of March 31, 2000 we had $229.1 million in cash, cash equivalents and short-term investments. We expect that accounts receivable will continue to increase to the extent our revenues continue to rise. Any such increase that occurs at a greater rate than increases in revenues can be expected to reduce cash, cash equivalents and investments.

     Cash provided by financing activities was $4.8 million, $31.8 million, and $221.8 million, respectively, for the Inception Period, years ended March 31, 1999 and 2000 and consisted primarily of cash received for the sale of common stock through Scient's initial public offering and follow-on offering.

     We have a revolving line of credit for $9.2 million with a bank. Borrowings under this line of credit bear interest at the bank's prime rate. As of March 31, 2000, there were no outstanding borrowings under this line of credit. Twelve standby letters of credit totaling $8.5 million have been issued against this line of credit. We also have a capital equipment line with a bank for $4.0 million. Borrowings under this capital equipment line bear interest at the bank's prime rate plus 1.0%. This agreement requires that we maintain certain financial ratios and levels of tangible net worth, profitability and liquidity. As of March 31, 2000, borrowings under this capital equipment line were approximately $2.2 million.

     Capital expenditures for the Inception Period and each of the years ended March 31, 1999 and 2000 were approximately $334,000, $3.7 million and $16.0 million, respectively. These expenditures were primarily for computer equipment and software, including equipment acquired under capital leases, and furniture and fixtures. We expect that capital expenditures will continue to increase to the extent we continue to increase our headcount or expand our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998 and 1999, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" and SFAS No. 137, "Accounting for Derivatives and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133", respectively. SFAS 133 is effective for all fiscal quarters beginning with the quarter ending June 30, 2000. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Scient will adopt SFAS 133 in its quarter ending June 30, 2000 and does not expect such adoption to have an impact on Scient's results of operations, financial position or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board opinion 20, "Accounting Changes." In March 2000, the SEC issued SAB 101A "Amendment: Revenue Recognition in Financial Statement," which delays implementation of SAB 101 until Scient's first fiscal quarter of 2001. In June 2000, the SEC issued SAB 101B "Second Amendment: Revenue Recognition in Financial Statements," which delays the implementation of SAB 101 until Scient's fourth fiscal quarter of 2001. Scient will adopt SAB 101 and is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Scient does not believe that there is any material risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

     The consolidated financial statements of Scient, including Scient's consolidated balance sheets as of March 31, 1999 and 2000, and consolidated statement of operations, consolidated statements of stockholder's equity, and consolidated statements of cash flows for the years ended March 31, 1998, 1999, and 2000 and notes to the consolidated financial statements, together with a report thereon of PricewaterhouseCoopers, LLP, dated April 24, 2000 appear on pages F-1 through F-20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The executive officers of Scient, and their ages as of April 1, 2000, are as follows:

            NAME              AGE                               POSITION
            ----              ---                               --------
EXECUTIVE OFFICERS
Robert M. Howe..............  55     Chairman and Chief Executive Officer
Stephen A. Mucchetti........  57     President, Chief Operating Officer and Executive Vice President
William H. Kurtz............  43     Chief Financial Officer, Executive Vice President, and
                                     Secretary

  Board of Directors

     The information concerning our directors required by this item is incorporated by reference to the Proxy Statement for the 2000 Annual Meeting of Shareholders under the heading "Election of Directors."

  Executive Officers

     Robert M. Howe has served as our Chairman and Chief Executive Officer since April 2000. Mr. Howe joined Scient in February 1998 as President and Chief Executive Officer. He is also a member of our board of directors. Prior to joining Scient, Mr. Howe was General Manager of the IBM Worldwide Banking, Finance and Securities Industry Group from January 1996 to March 1998. From November 1994 to January 1996, Mr. Howe managed IBM's North American Banking, Finance and Securities Industry Group. From March 1991 to November 1994, Mr. Howe founded and ran the IBM Consulting Group. From January 1976 to February 1991, Mr. Howe was a consultant at Booz Allen & Hamilton, a management consulting firm. Mr. Howe is a member of the boards of directors of the Development Bank of Singapore, S.C. Johnson Commercial Markets, and Innoventry. Mr. Howe received a Bachelor in Business Administration from Southern Methodist University and a Master in Business Administration from the Harvard University Graduate School of Business.

     Stephen A. Mucchetti has served as our President and Chief Operating Officer since April 2000. Mr. Mucchetti joined Scient as Chief Operating Officer in October 1998. Prior to joining us, Mr. Mucchetti was the General Manager of IBM's Telecommunications and Media Group from October 1992 to October 1998. Prior to joining IBM, Mr. Mucchetti was a Partner in the consulting division of Coopers & Lybrand from January 1984 to November 1989 and was Managing Partner for Coopers & Lybrand's northeast United States region from November 1989 to October 1992. Prior to joining Coopers & Lybrand, he was a consultant at Booz Allen & Hamilton from December 1975 to January 1984. Mr. Mucchetti received a Bachelor of Science in Electrical Engineering from Villanova University.

     William H. Kurtz has served as our Chief Financial Officer since August 1998. Before joining Scient, Mr. Kurtz served in various capacities at AT&T from July 1983 to August 1998, including Vice President of Cost Management and Chief Financial Officer of AT&T's Business Markets Division. Prior to joining AT&T, he worked at Price Waterhouse from June 1979 to July 1983. Mr. Kurtz is a certified public accountant, sits on the board of directors for Redback Networks, Inc. and received a Bachelor of Science in Accounting from Rider University and a Master of Science in Management from the Stanford University Graduate School of Business.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this item will be contained in the Proxy Statement for the 2000 Annual Meeting of Shareholders under the heading "Compensation of Executive Officers and Directors" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item will be contained in the Proxy Statement for the 2000 Annual Meeting of Shareholders under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item will be contained in the Proxy Statement for the 2000 Annual Meeting of Shareholders under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Exhibits

    EXHIBIT
      NO.                             DESCRIPTION
    -------                           -----------
      2.1     Agreement and Plan of Merger, dated May 5, 1999, for the
              reincorporation of Scient Corporation, a California
              corporation, into Scient Corporation, a Delaware
              corporation -- incorporated herein by reference to Exhibit
              2.1 to the Company's Registration Statement on Form S-1
              filed March 19, 1999 (File No. 333-74731).
      3.1     Amended and Restated Certificate of Incorporation of Scient,
              filed with the Secretary of State of Delaware on April 15,
              1999 -- incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed March
              19, 1999 (File No. 333-74731).
      3.2     Form of Second Amended and Restated Certificate of
              Incorporation of Scient filed after the closing of the
              offering made pursuant to this Registration
              Statement -- incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed
              March 19, 1999 (File No. 333-74731).
      3.3     Amended and Restated Bylaws of Scient -- incorporated herein by reference to Exhibit 3.3 to the Company's Registration
              Statement on Form S-1 filed March 19, 1999
              (File No. 333-74731).
      3.4     Amended Certificate of Incorporation -- incorporated herein by reference to the Company's Preliminary 14A filed March
              17, 2000 (File No. 333-74731)
      4.1     Amended and Restated Investor Rights Agreement, dated
              February 16, 1999, among Scient and the investors and
              founder named therein, as amended -- incorporated herein by reference to Exhibit 4.1 to the Company's Registration
              Statement on Form S-1 filed March 19, 1999 (File No.
              333-74731).
      4.2     Specimen Certificate of Scient's common
              stock -- incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 filed March
              19, 1999 (File No. 333-74731).
     10.1     Form of Indemnification Agreement entered into between
              Scient and its directors and officers -- incorporated herein by reference to Exhibit 10.1 to the Company's Registration
              Statement on Form S-1 filed March 19, 1999 (File No.
              333-74731).
     10.2     1997 Stock Plan -- incorporated herein by reference to
              Exhibit 10.2 to the Company's Registration Statement on Form
              S-1 filed March 19, 1999 (File No. 333-74731).
     10.3     1999 Equity Incentive Plan (as amended and restated
              effective November 15, 1999 -- incorporated herein by
              reference to Exhibit 10.3 to the Company's Registration
              Statement on Form S-1 filed January 19, 2000 (File No.
              333-93441).
     10.4     1999 Employee Stock Purchase Plan -- incorporated herein by reference to Exhibit 10.4 to the Company's Registration
              Statement on Form S-1 filed March 19, 1999
              (File No. 333-74731).
     10.5     Employment Agreement between Scient and Eric Greenberg,
              dated December 10, 1997 -- incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on
              Form S-1 filed March 19, 1999 (File No. 333-74731).
     10.6     Employment Agreement between Scient, Eric Greenberg and
              Robert M. Howe, dated February 9, 1998 -- incorporated
              herein by reference to Exhibit 10.6 to the Company's
              Registration Statement on Form S-1 filed March 19, 1999
              (File No. 333-74731).

    EXHIBIT
      NO.                             DESCRIPTION
    -------                           -----------
     10.7     Employment Agreement between Scient and William H. Kurtz,
              dated June 12, 1998 -- incorporated herein by reference to
              Exhibit 10.7 to the Company's Registration Statement on Form
              S-1 filed March 19, 1999 (File No. 333-74731).
     10.8     Employment Agreement between Scient and Stephen A.
              Mucchetti, dated September 14, 1998 -- incorporated herein by reference to Exhibit 10.8 to the Company's Registration
              Statement on Form S-1 filed March 19, 1999 (File No.
              333-74731).
     10.9     Stock Repurchase Agreement between Scient and Robert M.
              Howe, dated December 22, 1998 -- incorporated herein by
              reference to Exhibit 10.9 to the Company's Registration
              Statement on Form S-1 filed March 19, 1999 (File No.
              333-74731).
     10.10    Recruiting Letter Agreement between Scient and Ramsey/Beirne
              Associates, Inc., dated August 20, 1998 -- incorporated
              herein by reference to Exhibit 10.10 to the Company's
              Registration Statement on Form S-1 filed March 19, 1999
              (File No. 333-74731).
     10.11    Recruiting Letter Agreement between Scient and Ramsey/Beirne
              Associates, Inc., dated February 25, 1998 -- incorporated
              herein by reference to Exhibit 10.11 to the Company's
              Registration Statement on Form S-1 filed March 19, 1999
              (File No. 333-74731).
     10.12    Recruiting Letter Agreement between Scient and Ramsey/Beirne
              Associates, Inc., dated February 25, 1998 -- incorporated
              herein by reference to Exhibit 10.12 to the Company's
              Registration Statement on Form S-1 filed March 19, 1999
              (File No. 333-74731).
     10.13    Sub-Sub-Sub-Sub-Sublease between Scient and Charles Schwab &
              Co., Inc., dated October 7, 1998 -- incorporated herein by reference to Exhibit 10.13 to the Company's Registration
              Statement on Form S-1 filed March 19, 1999 (File No.
              333-74731).
     10.14    Standard Form of Loft Lease between Scient and Lautob Realty
              Company, dated October 28, 1998 -- incorporated herein by
              reference to Exhibit 10.14 to the Company's Registration
              Statement on Form S-1 filed March 19, 1999 (File No.
              333-74731).
     10.15    Agreement to Sub-Sublease between Scient and Northpoint
              Communications, Inc., dated October 16, 1998 -- incorporated herein by reference to Exhibit 10.15 to the Company's
              Registration Statement on Form S-1 filed March 19, 1999
              (File No. 333-74731).
     10.16    Full-Recourse Promissory Note between Scient and Aron Dutta, dated January 28, 1999 -- incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on
              Form S-1 filed March 19, 1999 (File No. 333-74731).
     10.17    Sublease between Scient and Robins, Kaplan, Miller & Ciresi,
              LLP, dated April 13, 1999 -- incorporated herein by
              reference to Exhibit 10.17 to the Company's Registration
              Statement on Form S-1 filed March 19, 1999 (File No.
              333-74731).
     10.18    Sub-Sub-Sub-Sublease between Scient and Charles Schwab &
              Co., Inc., dated October 1, 1998 -- incorporated herein by reference to Exhibit 10.18 to the Company's Registration
              Statement on Form S-1 filed March 19, 1999 (File No.
              333-74731).
     10.19    Addendum to Sub-Sub-Sub-Sublease and
              Sub-Sub-Sub-Sub-Sublease between Scient and Charles Schwab &
              Co., Inc., dated October 8, 1998 -- incorporated herein by reference to Exhibit 10.19 to the Company's Registration
              Statement on Form S-1 filed March 19, 1999 (File No.
              333-74731).
     10.20    Lease between Scient and Pembroke Real Estate, Inc., dated
              May 1, 1999 -- incorporated herein by reference to Exhibit
              10.20 to the Company's Registration Statement on Form S-1
              filed March 19, 1999 (File No. 333-74731).
     10.21    1999 Equity Incentive Plan Restatement, dated February 16,
              2000. (see page S-1)
     21.1     List of subsidiaries (see page S-23).

    EXHIBIT
      NO.                             DESCRIPTION
    -------                           -----------
     23.1     Consent of PricewaterhouseCoopers LLP, independent
              accountants (see page S-24).
     27.1     Financial Data Schedule

     (b) Reports on Form 8-K

     None

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REGISTRATION STATEMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF SAN FRANCISCO, STATE OF CALIFORNIA, ON THIS 28TH DAY OF JUNE, 2000.

                                          SCIENT CORPORATION

                                          By:      /s/ ROBERT M. HOWE
                                            ------------------------------------
                                                       Robert M. Howe
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

                   SIGNATURE                                      TITLE                      DATE
                   ---------                                      -----                      ----
               /s/ ROBERT M. HOWE                 Chairman and Chief Executive Officer   June 28, 2000
------------------------------------------------      (Principal Executive Officer)
                 Robert M. Howe

            /s/ STEPHEN A. MUCCHETTI               President, Chief Operating Officer,   June 28, 2000
------------------------------------------------              and Director
              Stephen A. Mucchetti

              /s/ WILLIAM H. KURTZ                Chief Financial Officer and Executive  June 28, 2000
------------------------------------------------   Vice President (Principal Financial
                William H. Kurtz                         and Accounting Officer)

               /s/ ERIC GREENBERG                     Chairman Emeritus and Founder      June 28, 2000
------------------------------------------------
                 Eric Greenberg

              /s/ DAVID M. BEIRNE                               Director                 June 28, 2000
------------------------------------------------
                David M. Beirne

             /s/ FREDERICK W. GLUCK                             Director                 June 28, 2000
------------------------------------------------
               Frederick W. Gluck

               /s/ DOUGLAS LEONE                                Director                 June 28, 2000
------------------------------------------------
                 Douglas Leone

               /s/ KENICHI OHMAE                                Director                 June 28, 2000
------------------------------------------------
                 Kenichi Ohmae

                               SCIENT CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-7
Notes to the Consolidated Financial Statements..............  F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Scient Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Scient Corporation and its subsidiaries at March 31, 1999 and 2000, and the results of their operations and their cash flows for the period from November 7, 1997 (Inception) through March 31, 1998 and for the years ended March 31, 1999 and 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
April 24, 2000

                               SCIENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                    MARCH 31
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 11,261    $108,102
  Short-term investments....................................    16,868     121,046
  Accounts receivable, net..................................     5,876      56,021
  Prepaid expenses..........................................       811       4,929
  Other.....................................................       318       4,228
                                                              --------    --------
          Total current assets..............................    35,134     294,326
Long-term investments.......................................        --       3,146
Property and equipment, net.................................     3,410      16,063
Other.......................................................       268         219
                                                              --------    --------
                                                              $ 38,812    $313,754
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank borrowings, current..................................  $    413    $  1,334
  Accounts payable..........................................       832       5,023
  Accrued compensation and benefits.........................     2,554      33,976
  Accrued expenses..........................................     2,078       9,265
  Deferred revenue..........................................       524       6,579
  Capital lease obligations, current........................       625       2,624
                                                              --------    --------
          Total current liabilities.........................     7,026      58,801
Bank borrowings, long-term..................................     1,129         865
Capital lease obligations, long-term........................       680       2,052
                                                              --------    --------
                                                                 8,835      61,718
                                                              --------    --------
Commitments and contingencies (Note 5)
Stockholders' equity:
  Convertible preferred stock; issuable in series, $.0001
     par value; 10,000 shares authorized; 9,012 and no
     shares issued and outstanding, respectively............         1          --
  Common stock: $.0001 par value; 125,000 shares authorized;
     33,134 and 72,491 shares issued and outstanding,
     respectively...........................................         3           7
  Additional paid-in capital................................    70,055     297,735
  Accumulated other comprehensive loss......................        --         (47)
  Unearned compensation.....................................   (27,222)    (16,784)
  Accumulated deficit.......................................   (12,860)    (28,875)
                                                              --------    --------
          Total stockholders' equity........................    29,977     252,036
                                                              --------    --------
                                                              $ 38,812    $313,754
                                                              ========    ========

                See notes to consolidated financial statements.

                               SCIENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          NOVEMBER 7, 1997     YEAR ENDED MARCH 31,
                                                         (INCEPTION) THROUGH   --------------------
                                                           MARCH 31, 1998        1999        2000
                                                         -------------------   --------    --------
Revenues...............................................        $   179         $ 20,675    $155,729
Operating expenses:
  Professional services................................            102           10,028      70,207
  Selling, general and administrative..................          1,228           15,315      90,854
  Stock compensation...................................             64            7,679      15,636
                                                               -------         --------    --------
          Total operating expenses.....................          1,394           33,022     176,697
                                                               -------         --------    --------
Loss from operations...................................         (1,215)         (12,347)    (20,968)
Interest income and other, net.........................             56              646       4,953
                                                               -------         --------    --------
Net loss...............................................        $(1,159)        $(11,701)   $(16,015)
                                                               =======         ========    ========
Net loss per share:
  Basic and diluted....................................        $ (0.10)        $  (0.89)   $  (0.29)
                                                               =======         ========    ========
  Weighted average shares..............................         11,894           13,198      54,590
                                                               =======         ========    ========

                See notes to consolidated financial statements.

                               SCIENT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                             CONVERTIBLE
                                                           PREFERRED STOCK    COMMON STOCK     ADDITIONAL           STOCK
                                                           ---------------   ---------------    PAID-IN          SUBSCRIPTION
                                                           SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL           RECEIVABLE
                                                           ------   ------   ------   ------   ----------        ------------
Component of comprehensive loss:
  Net loss...............................................      --    $--         --    $--      $     --            $  --
        Comprehensive loss...............................      --     --         --     --            --               --
                                                           ------    ---     ------    ---      --------            -----
Issuance of common stock to founder......................      --     --     17,068     --            --               --
Issuance of Series A convertible preferred stock, net of
  issuance cost of $20...................................   5,333      1         --     --         4,779               --
Unearned compensation....................................      --     --         --     --         1,599               --
Amortization of unearned compensation....................      --     --         --     --            --               --
Exercise of stock options................................      --     --      4,800      1           119               --
Balance at March 31, 1998................................   5,333      1     21,868      1         6,497               --

Component of comprehensive loss:
  Net loss...............................................      --     --         --     --            --               --
        Comprehensive loss...............................      --     --         --     --            --               --
                                                           ------    ---     ------    ---      --------            -----
Issuance of Series A convertible preferred stock.........     950     --         --     --         1,425             (873)
Issuance of Series B convertible preferred stock, net of
  issuance cost of $38...................................   2,240     --         --     --        14,189               --
Issuance of Series C convertible preferred stock, net of
  issuance cost of $54...................................   1,051     --         --     --        11,346               --
Repurchase of Series A convertible preferred stock by
  canceling the stock subscription receivable............    (562)    --         --     --          (844)             873
Unearned compensation....................................      --     --         --     --        33,366               --
Amortization of unearned compensation....................      --     --         --     --            --               --
Exercise of stock options and warrants, net..............      --     --     11,266      2         4,076               --
Balance at March 31, 1999................................   9,012      1     33,134      3        70,055               --

Component of comprehensive loss:
  Net loss...............................................      --     --         --     --            --               --
  Currency translation adjustment........................      --     --         --     --            --               --
        Comprehensive loss...............................      --     --         --     --            --               --
                                                           ------    ---     ------    ---      --------            -----
Conversion of convertible preferred stock to common
  stock..................................................  (9,012)    (1)    29,466      3            (2)              --
Issuance of common stock in initial public offering, net
  of issuance cost of $1,455.............................      --     --      6,900      1        62,727               --
Issuance of common stock in follow-on offering, net of
  issuance cost of $779..................................      --     --      1,850     --       154,276               --
Issuance of common stock.................................      --     --        300     --         1,800               --
Unearned compensation....................................      --     --         --     --         5,198               --
Amortization of unearned compensation....................      --     --         --     --            --               --
Exercise of stock options and warrants, net..............      --     --        841     --         3,681               --
Balance at March 31, 2000................................      --    $--     72,491    $ 7      $297,735            $  --
                                                           ======    ===     ======    ===      ========            =====

                See notes to consolidated financial statements.

                               SCIENT CORPORATION

                                 (IN THOUSANDS)

                                                               ACCUMULATED
                                                                  OTHER                                              TOTAL
                                                              COMPREHENSIVE     UNEARNED        ACCUMULATED      STOCKHOLDERS'
                                                                  LOSS        COMPENSATION        DEFICIT           EQUITY
                                                              -------------   ------------      -----------      -------------
Component of comprehensive loss:
  Net loss..................................................      $ --          $     --         $ (1,159)         $ (1,159)
                                                                                                                   --------
        Comprehensive loss..................................        --                --               --            (1,159)
Issuance of common stock to founder.........................        --                --               --                --
Issuance of Series A convertible preferred stock, net of
  issuance cost of $20......................................        --                --               --             4,780
Unearned compensation.......................................        --            (1,599)              --                --
Amortization of unearned compensation.......................        --                64               --                64
Exercise of stock options...................................        --                --               --               120
Balance at March 31, 1998...................................        --            (1,535)          (1,159)            3,805

Comprehensive loss:
  Net loss..................................................        --                --          (11,701)          (11,701)
                                                                                                                   --------
        Component of comprehensive loss.....................        --                --               --           (11,701)

Issuance of Series A convertible preferred stock............        --                --               --               552
Issuance of Series B convertible preferred stock, net of
  issuance cost of $38......................................        --                --               --            14,189
Issuance of Series C convertible preferred stock, net of
  issuance cost of $54......................................        --                --               --            11,346
Repurchase of Series A convertible preferred stock by
  canceling the stock subscription receivable...............        --                --               --                29
Unearned compensation.......................................        --           (33,366)              --                --
Amortization of unearned compensation.......................        --             7,679               --             7,679
Exercise of stock options and warrants, net.................        --                --               --             4,078
Balance at March 31, 1999...................................        --           (27,222)         (12,860)           29,977

Component of comprehensive loss:
  Net loss..................................................        --                --          (16,015)          (16,015)
  Currency translation adjustment...........................       (47)               --               --               (47)
                                                                                                                   --------
        Comprehensive loss..................................        --                --               --           (16,062)

Conversion of convertible preferred stock to common stock...        --                --               --                --
Issuance of common stock in initial public offering net of
  issuance cost of $1,455...................................        --                --               --            62,728
Issuance of common stock in follow-on offering net of
  issuance cost of $779.....................................        --                --               --           154,276
Issuance of common stock....................................        --                --               --             1,800
Unearned compensation.......................................        --            (5,198)              --                --
Amortization of unearned compensation.......................        --            15,636               --            15,636
Exercise of stock options and warrants, net.................        --                --               --             3,681
                                                                  ----          --------         --------          --------
Balance at March 31, 2000...................................      $(47)         $(16,784)        $(28,875)         $252,036
                                                                  ====          ========         ========          ========

                See notes to consolidated financial statements.

                               SCIENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                       NOVEMBER 7, 1997      YEAR ENDED MARCH 31,
                                                      (INCEPTION) THROUGH    ---------------------
                                                        MARCH 31, 1998         1999        2000
                                                      -------------------    --------    ---------
Cash flows from operating activities:
  Net loss..........................................        $(1,159)         $(11,701)   $ (16,015)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization..................             12               622        3,082
     Provision for doubtful accounts................             --               200        1,583
     Amortization of unearned compensation..........             64             7,679       15,636
     Changes in assets and liabilities:
       Accounts receivable..........................           (155)           (5,920)     (51,728)
       Prepaid expenses.............................           (137)             (674)      (4,118)
       Other assets.................................           (210)             (376)      (3,861)
       Accounts payable.............................            351               481        4,191
       Accrued expenses.............................             32             4,600       38,609
       Deferred revenue.............................             --               524        6,055
                                                            -------          --------    ---------
          Net cash used in operating activities.....         (1,202)           (4,565)      (6,566)
                                                            -------          --------    ---------
Cash flows from investing activities:
  Purchase of property and equipment, net...........           (297)           (2,360)     (11,053)
  Purchase of investments, net......................             --           (16,868)    (107,324)
                                                            -------          --------    ---------
          Net cash used in investing activities.....           (297)          (19,228)    (118,377)
                                                            -------          --------    ---------
Cash flows from financing activities:
  Proceeds from initial public offering, net........             --                --       62,728
  Proceeds from follow-on offering, net.............             --                --      154,276
  Proceeds from bank borrowing......................             --             1,542          657
  Proceeds from convertible preferred stock, net....          4,780            26,116           --
  Proceeds from issuance of common stock............             --                --        1,800
  Proceeds from exercise of common stock options and
     warrants, net..................................            120             4,077        3,681
  Principal payments on capital lease obligations...             --               (82)      (1,334)
  Restricted cash...................................           (100)              100           --
                                                            -------          --------    ---------
          Net cash provided by financing
            activities..............................          4,800            31,753      221,808
                                                            -------          --------    ---------
Effect on cash of changes in exchange rate..........             --                --          (24)

Increase in cash and cash equivalents...............          3,301             7,960       96,841
Cash and cash equivalents at beginning of period....             --             3,301       11,261
                                                            -------          --------    ---------
Cash and cash equivalents at end of period..........        $ 3,301          $ 11,261    $ 108,102
                                                            =======          ========    =========

Supplemental cash flow information:
  Cash paid for interest............................        $     1          $     85    $     373
                                                            =======          ========    =========
Supplemental non-cash financing activity:
  Property and equipment acquired under capital
     leases.........................................        $    37          $  1,350    $   4,705
                                                            =======          ========    =========

                See notes to consolidated financial statements.

                               SCIENT CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

     Scient Corporation ("Scient") was incorporated in California on November 7, 1997. Scient is a leading provider of the category of professional services called systems innovation. Scient provides integrated eBusiness strategy and technology implementation services on a global basis to clients who are creating eBusinesses or are rethinking or expanding their existing businesses to integrate eBusiness capabilities. These services include strategy consulting, customer experience design, systems architecture, application and technology infrastructure development and eBusiness management.

  Reincorporation

     In March 1999, Scient's Board of Directors authorized, and in April 1999 the stockholders approved, the reincorporation of Scient in the State of Delaware. Following the reincorporation, Scient is authorized to issue 40,000,000 shares of $.0001 par value Common Stock and 11,500,000 shares of $.0001 par value Preferred Stock. In May 1999, upon the effectiveness of the initial public offering, 125,000,000 shares of common stock and 10,000,000 shares of undesignated convertible preferred stock were authorized. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. Share information for the period from November 7, 1997 (Inception) through March 31, 1998 and for the years ended March 31, 1999 and 2000, has been retroactively adjusted to reflect the reincorporation and increase in shares authorized.

  Consolidation

     The consolidated financial statements include the accounts of Scient and its wholly owned subsidiaries after elimination of intercompany balances and transactions.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition

     Scient derives its revenues from service agreements. Revenues pursuant to time and materials contracts are generally recognized as services are performed. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs). Revenues exclude reimbursable expenses charged to and collected from clients.

     Provisions for estimated losses on uncompleted contracts are made on a contract by contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. To date, such losses have been insignificant. Unbilled fees and services on contracts are comprised of costs plus fees on certain contracts in excess of contractual billings on such contracts. Advanced billings and billings in excess of costs plus fees are classified as deferred revenue.

                               SCIENT CORPORATION

  Operating Expenses

     Professional Services. Professional services expenses consist primarily of compensation and benefits of Scient's employees engaged in the delivery of professional services.

     Stock Compensation. Scient amortizes unearned compensation recorded in connection with certain stock option grants over the vesting periods of the related options.

  Cash and Cash Equivalents

     Scient considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Investments

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," Scient has categorized its marketable securities as "available-for-sale." At March 31, 1999 and 2000, amortized cost approximated fair value and unrealized gains and losses were insignificant.

     The portfolio of short-term investments (including cash and cash equivalents) consisted of the following (in thousands):

                                                          YEAR ENDED MARCH 31,
                                                          ---------------------
                                                            1999        2000
                                                          --------    ---------
Cash....................................................  $ 2,251     $  9,192
Commercial paper........................................    5,956       89,892
Government securities...................................   10,582       54,023
Foreign securities......................................    3,176       22,519
Term notes..............................................    6,164       47,829
Corporate bonds.........................................       --        2,557
Certificate of deposit..................................       --        3,136
                                                          -------     --------
                                                          $28,129     $229,148
                                                          =======     ========

     Scient considers all investments with maturities of less than one year as of March 31, 2000 to be short-term investments. Long term investments consist primarily of marketable securities with original maturities of greater than twelve months. In addition, in July 1999, Scient established a wholly-owned subsidiary, Scient Capital LLC, which serves as an investment vehicle to make equity investments in clients who meet certain criteria.

     Investments in entities in which Scient has an equity interest of less then 20% and does not have the ability to exercise significant influence are accounted for under the cost method. At each balance sheet date, Scient assesses the fair market value of its cost-based investments and recognizes any identified impairment.

  Concentration of Credit Risk

     Scient's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses. At March 31, 1999 and 2000, the fair value of these instruments approximated their financial statement carrying amounts.

     Credit is extended to customers based on an evaluation of their financial condition, and collateral generally is not required. Scient performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts.

                               SCIENT CORPORATION

     Scient is subject to concentrations of credit risk and interest rate risk related to its short-term investments. Scient's credit risk is managed by limiting the amount of investments placed with any one issuer, investing in money market funds, and short-term commercial paper, and A1 rated corporate bonds.

     The following table summarizes the revenue from clients in excess of 10% of total revenue.

                                                                                 YEAR ENDED
                                                            NOVEMBER 7, 1997      MARCH 31,
                                                           (INCEPTION) THROUGH   -----------
                                                             MARCH 31, 1998      1999   2000
                                                           -------------------   ----   ----
Company A................................................          60%             *      *
Company B................................................          35%             *      *
Company C................................................           *             13%     *
Company D................................................           *             11%     *
Company E................................................           *             11%     *

---------------
* Represented less than 10% of total.

     At March 31, 1999, three clients represented 31%, 21% and 12% of accounts receivable. At March 31, 2000, three clients represented 7% each of accounts receivable.

  Fair Value of Financial Instruments

     Scient's financial instruments, including cash equivalents, investments, accounts receivable, accounts payable, debt and capital lease obligations are carried at cost, which approximates fair value, due to the short-term maturity of these instruments.

  Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is generally computed using the straight-line method ranging from eighteen months to five years for computer equipment and software and furniture and fixtures, which is deemed to be the estimated useful lives of the assets. Leasehold improvements and assets held under capital leases are amortized over the term of the lease or estimated useful lives, whichever is shorter.

  Stock Compensation

     Scient accounts for employee stock compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of Scient's stock and the exercise price.

  Income Taxes

     Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in Scient's financial statements or tax returns. The measurements of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

                               SCIENT CORPORATION

  Net Loss Per Share

     Scient computes net loss per share in accordance with SFAS No. 128, "Earnings per Share," and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of Series A, B and C convertible preferred stock.

     The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated (in thousands, except per share amounts):

                                                NOVEMBER 7, 1997      YEAR ENDED MARCH 31,
                                               (INCEPTION) THROUGH    --------------------
                                                 MARCH 31, 1998         1999        2000
                                               -------------------    --------    --------
Numerator
  Net loss...................................        $(1,159)         $(11,701)   $(16,015)
                                                     =======          ========    ========
Denominator
  Weighted average shares....................         17,066            26,750      66,194
  Weighted average unvested common shares to
     repurchase..............................         (5,172)          (13,552)    (11,604)
                                                     -------          --------    --------
  Denominator for basic and diluted
     calculation.............................         11,894            13,198      54,590
                                                     =======          ========    ========
Net loss per share:
  Basic and diluted..........................        $ (0.10)         $  (0.89)   $  (0.29)
                                                     =======          ========    ========

     The following table sets forth common stock equivalents that are not included in the diluted net income per share calculation above because to do so would be antidilutive for the periods indicated (in thousands):

                                                  NOVEMBER 7, 1997      YEAR ENDED MARCH 31,
                                                 (INCEPTION) THROUGH    --------------------
                                                   MARCH 31, 1998         1999        2000
                                                 -------------------    --------    --------
Weighted average effect of common stock
  equivalents:
  Series A convertible preferred stock.........        17,360            24,600          --
  Series B convertible preferred stock.........            --             3,622          --
  Series C convertible preferred stock.........            --               254          --
  Common stock warrants........................            30               126          --
  Unvested common shares subject to
     repurchase................................         5,172            13,552      11,604
  Employee stock options.......................         1,944             4,702       8,866
                                                       ------           -------     -------
                                                       24,506            46,856      20,470
                                                       ======           =======     =======

  Comprehensive Income

     Effective April 1, 1998, Scient adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The adoption of SFAS No. 130 had no impact on Scient's net income or stockholders' equity.

                               SCIENT CORPORATION

  Segment Information

     Scient adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Scient identifies its operating segments based on business activities, management responsibility and geographical location. Scient engages in business activities in one operating segment, which provides integrated eBusiness strategy and technology implementation services to clients who are creating eBusinesses or are rethinking or expanding their existing businesses to integrate eBusiness capabilities. Scient's services are delivered to clients primarily in North America, and Scient's long-lived assets are located primarily in North America. Revenues derived from Scient's international subsidiaries have been insignificant to date.

  Advertising Expenses

     Scient expenses the cost of advertising and promoting its services as incurred. Such costs are included in selling, general and administrative in the consolidated statements of operations and totaled $51,000, $470,000, and $4.4 million for the period ended from November 7, 1997 (Inception) through March 31, 1998, and the years ended March 31, 1999 and 2000, respectively.

  Foreign Currency

     The functional currencies of the Scient's international subsidiaries are the local currencies. The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates during the period for revenues, cost of revenues, and expenses. Translation gains and losses are accumulated as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during the periods presented.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

  Recent Accounting Pronouncements

     In June 1998 and 1999, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" and SFAS No. 137, "Accounting for Derivatives and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133", respectively. SFAS 133 as amended by SFAS 137, is effective for all fiscal quarters beginning with the quarter ending June 30, 2001. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Scient will adopt SFAS 133 in its quarter ending June 30, 2000 and does not expect such adoption to have an impact on Scient's results of operations, financial position or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB 101"), Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board opinion 20, "Accounting Changes." In March 2000, the SEC issued SAB 101A "Amendment: Revenue Recognition in Financial Statement," which delays implementation of SAB 101 until Scient's first fiscal quarter of 2001. In June 2000, the SEC issued SAB 101B "Second Amendment: Revenue Recognition in Financial Statements," which delays the implementation of SAB 101 until Scient's fourth fiscal quarter of 2001. Scient will adopt SAB 101 and management of Scient anticipates that the adoption of SAB 101 will not have a material impact on Scient's financial position or its results of operations.

                               SCIENT CORPORATION

     In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.

 2. BALANCE SHEET COMPONENTS

     Allowance for doubtful accounts are estimated and established based on specific circumstances of each customer. Additions to the allowance are charged to selling, general and administrative expenses. Accounts receivables are written off against the allowance for doubtful accounts when an account is deemed uncollectible. Recoveries on accounts receivable previously charged off as uncollectible are credited to the allowance for doubtful accounts. Changes in the allowance for doubtful accounts were as follows (in thousands):

                                                                             YEAR ENDED
                                                                             MARCH 31,
                                                    (INCEPTION) THROUGH    --------------
                                                      MARCH 31, 1998       1999     2000
                                                    -------------------    ----    ------
Beginning balance.................................          $--            $ --    $  200
Additions.........................................           --             200     1,583
Writeoffs.........................................           --              --        --
                                                            ---            ----    ------
Balance, end of period............................          $--            $200    $1,783
                                                            ===            ====    ======

                                                              YEAR ENDED MARCH 31,
                                                              ---------------------
                                                                1999        2000
                                                              --------    ---------
                                                                 (IN THOUSANDS)
Accounts receivable:
  Accounts receivable.......................................   $3,701      $27,848
  Unbilled fees and services................................    2,375       29,956
                                                               ------      -------
                                                                6,076       57,804
  Less allowance for doubtful accounts......................     (200)      (1,783)
                                                               ------      -------
                                                               $5,876      $56,021
                                                               ======      =======
Property and equipment:
  Computer equipment and software...........................   $1,775      $ 6,004
  Equipment under capital leases............................    1,387        6,022
  Furniture and fixtures....................................      524        2,412
  Leasehold improvements....................................      358        5,564
                                                               ------      -------
                                                                4,044       20,002
  Less accumulated depreciation and amortization............     (634)      (3,939)
                                                               ------      -------
                                                               $3,410      $16,063
                                                               ======      =======

     Depreciation expense from inception through March 31, 1998 and for the years ended March 31, 1999 and 2000 was $12,000, $552,000, and $3,082,000
respectively. Accumulated depreciation of assets under capital leases totaled $70,000 and $1,370,000 at March 31, 1999 and 2000, respectively. The equipment under capital leases collaterizes the related lease obligations.

                               SCIENT CORPORATION

 3. INCOME TAXES

     At March 31, 1999 and 2000, Scient had approximately $2,626,000 and $17,956,000 of federal net operating loss carryforwards available and $2,842,000 and $22,543,000 of state net operating loss carryforwards available to offset future taxable income which expire in varying amounts beginning in 2019 and 2007, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that Scient may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

     Scient has incurred losses from inception through March 31, 1998 and for the year ended March 31, 1999 and March 31, 2000. Management believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that Scient will not be able to realize its deferred tax assets and thus a full valuation reserve has been recorded at March 31, 1998, March 31, 1999, and March 31, 2000. The effective income tax rate differs from the statutory federal income tax rate primarily due to the inability to recognize the benefit of net operating losses.

     Deferred tax assets and liabilities consist of the following (in thousands):

                                                           YEAR ENDED MARCH 31,
                                                           --------------------
                                                             1999        2000
                                                           --------    --------
Deferred tax assets:
Research and development credit..........................  $    --     $   199
Net operating loss carryforwards.........................    1,877       7,304
Accruals and reserves....................................      123       1,323
                                                           -------     -------
                                                             2,000       8,826
Less valuation allowance.................................   (2,000)     (8,826)
                                                           -------     -------
                                                           $    --     $    --
                                                           =======     =======

 4. BORROWING

     In May 1998, Scient entered into a $1,400,000 equipment lease line and a $1,000,000 line of credit under a Loan and Security Agreement. The equipment line draw down expired in May 1999. Interest accrued from the date of each draw down at a rate of one percent plus prime per annum and was payable monthly through May 15, 1999. Equipment drawdowns that were outstanding on May 15, 1999 were payable in 36 equal monthly principal installments, plus all accrued interest, beginning on June 15, 1999. The line of credit charges interest at a rate of one-half percent plus prime per annum.

     In February 2000, Scient amended the Loan and Security Agreement to increase the equipment lease line to $4.0 million and the line of credit to $9.2 million. The equipment lease line's draw down expires during the period of May 1999 through September 2000. The amounts available at March 31, 2000 were $1.8 million and $650,000, respectively. Interest will accrue from the date of each draw down at a rate of one percent plus prime per annum and is payable monthly through the expiration date. The line of credit expires in May 2000 and charges interest at a rate of one-half percent plus prime per annum. The assets of Scient are pledged as collateral for Scient's credit facilities.

     At March 31, 1999 and 2000, Scient had $1,542,000 and $2,199,000
outstanding under the equipment lease line, respectively. Interest rates at March 31, 1999 and 2000 were 8.3% and 8.75%, respectively. Under the lines of credit, Scient is required to maintain certain financial covenants. At March 31, 2000, Scient was in compliance with all such covenants.

                               SCIENT CORPORATION

 5. COMMITMENTS AND CONTINGENCIES

  Leases

     Scient leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2010. Rent expense from inception through March 31, 1998 and for the years ended March 31, 1999 and 2000 was $72,000, $1,156,000 and $5,745,000, respectively. There was no sublease income for the period from inception through March 31, 1998 and sublease income for the years ended March 31, 1999 and 2000 was $181,000 and $463,000, respectively. The terms of the facility leases provide for rental payments on a graduated scale. Scient recognizes rent expense on a straight-line basis over the lease period, and has recognized prepaid expense for rent expenditures not incurred but paid.

     Future minimum lease payments under noncancelable operating and capital leases at March 31, 2000 are as follows (in thousands):

                                                              CAPITAL    OPERATING
                    YEAR ENDED MARCH 31,                      LEASES      LEASES
                    --------------------                      -------    ---------
2001........................................................  $2,939      $14,263
2002........................................................   1,723        7,810
2003........................................................     277        7,582
2004........................................................     136        7,385
2005........................................................      27        6,703
Thereafter..................................................      --       10,708
                                                              ------      -------
          Total minimum lease payments......................   5,102      $54,451
                                                                          =======
Less amount representing interest...........................     426
                                                              ------
Present value of capital lease obligations..................   4,676
Less current portion........................................   2,624
                                                              ------
Capital lease obligations, long-term........................  $2,052
                                                              ======

  Letters of Credit

     Scient has issued letters of credit with various financial institutions in the aggregate amount of $8,550,000 as security deposits for certain of its lease commitments.

  Contingencies

     From time to time, Scient may have certain contingent liabilities that arise in the ordinary course of its business activities. Scient accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect in the financial position or results of operations of Scient.

                               SCIENT CORPORATION

 6. CONVERTIBLE PREFERRED STOCK

     Convertible preferred stock at March 31, 1999 consisted of the following, (in thousands):

                                                                                 LIQUIDATION    PROCEEDS
                                              SHARES                               AMOUNT        NET OF
                                     -------------------------    LIQUIDATION        PER        ISSUANCE
              SERIES                 AUTHORIZED    OUTSTANDING      AMOUNT          SHARE        COSTS
              ------                 ----------    -----------    -----------    -----------    --------
A..................................     6,283         5,721         $ 5,149        $ 0.90       $ 5,360
B..................................     2,241         2,240          14,224          6.35        14,189
C..................................     1,382         1,051          11,403         10.85        11,346
Undersignated......................     1,594            --              --                          --
                                       ------         -----         -------                     -------
          Total....................    11,500         9,012         $30,776                     $30,895
                                       ======         =====         =======                     =======

     In May 1999, in connection with Scient's initial public offering, all shares of preferred stock were converted into common stock. As of March 31, 2000, there were no outstanding shares of preferred stock.

  Stock Subscription Receivable

     In May 1998, Scient entered into a full-recourse note receivable (the "Note") with a Director of Scient for approximately $844,000 bearing interest at 5.5% per annum with principal and accrued interest payable annually over three years. The Note was secured by convertible preferred stock. In October 1998, Scient entered into a Stock Restriction Agreement with the Director that provided Scient the right to repurchase of the Convertible Preferred Stock purchased with the Note upon the Director's resignation upon certain criteria. In March 1999, upon the Director's resignation, Scient repurchased the 562,500 shares of Convertible Preferred Stock at $1.50 per share, the original issuance price, by canceling the note receivable.

  Transactions with Entities Related to Directors

     A director and a shareholder of Scient, is also a director and shareholder of four clients from which Scient recognized $3,695,000 and $4,924,000 in revenue for the year ended March 31, 1999 and 2000. The terms and conditions of such transactions were normal and customary. No revenue was recognized for those clients during the period from inception through March 31, 1998.

     In addition, such director and another director of Scient hold equity interests exceeding ten percent individually of the total outstanding equity of several of Scient's clients.

 7. COMMON STOCK

     In May 1999, Scient completed an initial public offering of 6,900,000 shares of Scient's common stock. Proceeds to Scient, from this initial public offering totaled approximately $62.7 million net of offering cots of $1.5 million. Upon the closing of the initial public offering, Scient's convertible preferred stock converted into 29,466,000 shears of common stock.

     In January 2000, Scient completed a follow-on offering of 1,850,000 shares of Scient's common stock. Proceeds to Scient from this additional offering totaled approximately $154.3 million net of offering costs of $779,000.

     Scient's Certificate of Incorporation, as amended, authorize Scient to issue 125,000,000 shares of $.0001 par value common stock. In April 2000, the shareholders approved an increase in its authorized common shares from 125,000,000 to 500,000,000. A portion of the shares sold are subject to the right of repurchase by Scient subject to vesting, which is generally over a four year period from the employee hire date until vesting is complete. At March 31, 1999 and 2000, there were 13,552,000 and 11,604,000 shares subject to repurchase, respectively.

                               SCIENT CORPORATION

  Founder's Stock Agreement

     Certain common stock was issued to the founder of Scient and is subject to repurchase in the event of voluntary termination or involuntary termination with cause. 75% of the shares vested over a one-year period. The remaining 25% generally vest over an additional three-year period. In the event of termination without cause, a substantial sale of Scient's assets, or a merger, all remaining shares would immediately vest. At March 31, 1999 and 2000, approximately 3,088,000 and 2,527,129 shares, respectively, of outstanding common stock were subject to repurchase by Scient at the original purchase price of $.000025.

  Employee Loan

     At March 31, 1999, Scient had a full-recourse note receivable with an employee of Scient for $160,000 bearing interest at 4.64% per annum. As of March 31, 2000, the principal amount of the note and all interest was fully paid.

  Warrants for Common Stock

     In March 1998, Scient issued a warrant to purchase 160,000 shares of common stock for $.05 per share to a company affiliated with a member of the Board of Directors of Scient in exchange for services rendered. Scient, using the Black-Scholes option pricing model, determined that the fair value of the warrant at the date of issuance was nominal. The warrant was exercised in September 1998.

     In May 1998, Scient issued a warrant to purchase 50,000 shares of common stock for $.13 per share to a non-employee of Scient in exchange for services rendered. Scient, using the Black-Scholes option pricing model, determined that the fair value of the warrant at the date of issuance was nominal. The warrant was exercised in April 1999.

     In January 1999, Scient issued a warrant to purchase 15,750 shares of common stock for $.38 per share to a company affiliated with a member of the Board of Directors of Scient in exchange for services rendered. Scient, using the Black-Scholes option pricing model, determined that the fair value of the warrant at the date of issuance was nominal. The warrant was exercised in May 1999.

     In May 1999, Scient entered into a 24-month consulting agreement with a company for recruiting services. Scient paid $500,000, issued 300,000 shares of Common Stock and granted an option to purchase an additional 100,000 shares at $6.00 per share. Scient, using the Black-Scholes pricing model, calculated the fair value of the option on the date of grant, and will recognize the total value of the agreement over the service period.

  Stock Split

     In April 1998 and December 1999, Scient effected two-for-one stock-splits of its common stock. All data shown in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the stock splits.

 8. EMPLOYEE BENEFIT PLAN

  401(k) Savings Plan

     Scient has a savings plan (the "Savings Plan") that qualifies as a defined contribution arrangement under Sections 401(a), 401(k) and 501(a) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 25%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. Under the Savings Plan, Scient may, but is not obligated to, match a portion of the employee contributions. Scient has not contributed to the Savings Plan to date.

                               SCIENT CORPORATION

 9. STOCK-BASED COMPENSATION

  1999 Equity Incentive Plan

     In March 1999, the Board of Directors adopted and the stockholders approved, the 1999 Equity Incentive Plan (the "1999 Plan") and reserved 6,400,000 shares as amended in February 2000 plus the aggregate number of shares available under the 1997 Stock Option Plan of common stock for issuance thereunder. In January 2000, and every year thereafter, shares reserved for issuance will automatically increase by a number equal to the lesser of 10% as amended in February 2000 of the total number of common stock outstanding or 10,000,000 shares. The 1999 Plan authorized the award of options, restricted stock awards and stock bonuses (the "Award"). No person will be eligible to receive more than 1,000,000 shares in any calendar year pursuant to the 1999 Plan other than a new employee of Scient who will be eligible to receive no more than 2,000,000 shares in the calendar year in which such employee commences employment. Options granted under the 1999 Plan may either be incentive stock options ("ISO") or nonqualified stock options ("NSO"). ISOs may be granted only to Scient's employees (including officers and directors who are also employees). NSOs may be granted to Scient's employees, outside directors, and consultants of Scient.

     Options under the 1999 Plan may be granted for periods of up to ten years and generally vest 25% of the options after one year from the date of grant, with the remaining options vesting in equally monthly installments over the following 36 months.

  1997 Stock Option Plan

     In December 1997, Scient adopted the Scient Corporation 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for the granting of stock options to employees, outside directors, and consultants of Scient. Options granted under the 1997 Plan may either be incentive stock options or nonqualified stock options. Scient reserved 13,430,000 shares of common stock for issuance under the 1997 Plan.

     The 1997 Plan provided that the options should be exercisable over a period not to exceed ten years from the date of the grant.

     Options are generally exercisable immediately and are subject to repurchase by Scient, with the repurchase restriction lapsing at such times and under such conditions as determined by the Board of Directors. Options granted to date generally vest 25% of the options after one year from date of grant, with the remaining options vesting in equal monthly installments over the following 36 months.

  1999 Employee Stock Purchase Plan

     In April 1999, the board of directors and stockholders adopted the 1999 Employee Stock Purchase Plan (the "ESPP"), which became effective immediately prior to the effective date of Scient's initial public offering. The ESPP reserved 2,000,000 shares of Common Stock for issuance thereunder. On each May 1 beginning in 2000, the aggregate number of shares reserved for issuance under the ESPP will be increased automatically to 2,000,000 shares. Employees generally will be eligible to participate in the ESPP if they are employed by Scient for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the ESPP) 5% stockholders of Scient. Under the ESPP, eligible employees may select a rate of payroll deduction up to 15% of their cash compensation subject to certain maximum purchase limitations. The first offering period began on the first business day on which price quotations for Scient's common stock were available on The Nasdaq National Market. The first purchase period was less than six months long. Offering Periods thereafter will begin on May 1 and November 1. Purchases will occur on April 30 and October 31, or the last day of trading prior to these dates. The price at which the common stock is purchased under the ESPP is 85% of the lesser of the fair market value of Scient's Common Stock on the first day of the applicable offering period or on the last day of that purchase period.

                               SCIENT CORPORATION

     The following summarizes stock option activity for Scient option grants (in thousands, except weighted average exercise price):

                                                                      OPTIONS OUTSTANDING
                                                                -------------------------------
                                           OPTIONS AVAILABLE    OUTSTANDING    WEIGHTED AVERAGE
                                               FOR GRANT          SHARES        EXERCISE PRICE
                                           -----------------    -----------    ----------------
  Authorized.............................        33,260                --           $   --
  Granted................................        (7,164)            7,164             0.03
  Exercised..............................            --            (4,800)            0.03
  Canceled...............................            --                --               --
                                                -------           -------
Balance at March 31, 1998................        26,096             2,364             0.03
                                                -------           -------
  Granted................................       (15,836)           15,836             0.77
  Exercised..............................            --           (11,392)            0.36
  Canceled...............................           904              (904)            0.11
  Repurchased............................           286                --             0.03
                                                -------           -------
Balance at March 31, 1999................        11,450             5,904             1.36
                                                -------           -------
  Authorized.............................         6,784
  Granted................................       (10,640)           10,640            33.48
  Awarded................................          (300)               --               --
  Exercised..............................            --              (890)            2.54
  Canceled...............................         1,020            (1,020)           12.35
  Repurchased............................           335                --               --
                                                -------           -------
Balance at March 31, 2000................         8,649            14,634           $23.86
                                                =======           =======

     The following table summarizes the information about stock options outstanding and exercisable at March 31, 2000:

                              OPTIONS OUTSTANDING                     OPTIONS VESTED AND EXERCISABLE
                       ---------------------------------   ----------------------------------------------------
                                        WEIGHTED AVERAGE                      NUMBER VESTED
      RANGE OF             NUMBER          REMAINING       WEIGHTED AVERAGE        AND         WEIGHTED AVERAGE
   EXERCISE PRICE       OUTSTANDING     CONTRACTUAL LIFE    EXERCISE PRICE     OUTSTANDING      EXERCISE PRICE
   --------------      --------------   ----------------   ----------------   --------------   ----------------
                       (IN THOUSANDS)                                         (IN THOUSANDS)
$ 0.03 -   0.80......       3,718           8.5 years          $  0.59            3,083             $ 0.54
$ 3.25 -   6.00......       3,272           9.0 years          $  5.34            3,083             $ 5.35
$10.00 -  25.00......       2,453           9.2 years          $ 14.05            1,693             $10.00
$26.17 -  60.91......       3,506           9.5 years          $ 42.84               18             $31.06
$68.75 - 112.81......       1,685          10.0 years          $112.81               50             $89.04
                           ------                                                 -----
                           14,634           9.1 years          $ 23.86            7,927             $ 5.05
                           ======                                                 =====

                               SCIENT CORPORATION

  Fair Value Disclosures

     Scient applies the measurement principles of APB No. 25 in accounting for its stock option plan. Had compensation expense for options granted for the period ended March 31, 1998 and the years ended March 31, 1999 and 2000 been determined based on the fair value at the grant dates as prescribed by SFAS No. 123, Scient's net loss would have been increased to the pro forma amounts indicated below:

                                                NOVEMBER 7, 1997      YEAR ENDED MARCH 31,
                                               (INCEPTION) THROUGH    --------------------
                                                 MARCH 31, 1998         1999        2000
                                               -------------------    --------    --------
Net loss:
  As reported................................        $(1,159)         $(11,701)   $(16,015)
                                                     =======          ========    ========
  Pro forma..................................        $(1,159)         $(12,265)   $(21,322)
                                                     =======          ========    ========
Net loss per share:
  As reported................................        $ (0.10)         $  (0.89)   $  (0.29)
                                                     =======          ========    ========
  Pro forma..................................        $ (0.19)         $  (1.86)   $  (0.39)
                                                     =======          ========    ========

     Scient calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                                               YEAR ENDED
                                                        NOVEMBER 7, 1997       MARCH 31,
                                                       (INCEPTION) THROUGH    ------------
                                                         MARCH 31, 1998       1999    2000
                                                       -------------------    ----    ----
Risk-free interest rate..............................         5.52%           5.26%   5.65%
Expected lives (in years)............................            5               5       4
Dividend yield.......................................            0%              0%      0%
Expected volatility..................................            0%              0%     60%

     Because additional option grants are expected to be made each year, the pro-forma impact for the period from November 7, 1997 (Inception) through March 31, 1998 and for the years ended March 31, 1999 and 2000 is not representative of the pro-forma effects which may be expected in future years.

  Unearned Compensation

     In connection with certain stock option grants from inception through March 31, 1998 and the years ended March 31, 1999, and 2000, Scient recognized unearned compensation totaling $1,599,000 and $33,366,000, and $5,198,000 respectively, which is being amortized over the vesting periods, generally four years, of the related options. Amortization expense recognized from inception through March 31, 1998, the years ended March 31, 1999 and 2000 totaled approximately $64,000, $7,679,000, and $15,636,000, respectively.

10. SUBSEQUENT EVENTS

     In April 2000, Scient entered into a $40,000,000 line of credit agreement with a bank. Additionally, Scient paid its outstanding balances on the equipment line of credit.

     In April 2000, Scient entered into a capital lease agreement to purchase equipment totaling approximately $470,000. Principal and interest under the capital lease are payable in 24 equal monthly installments.

     On June 20, 2000, Scient, through it's wholly owned subsidiary Scient International, entered into a definitive agreement to acquire Axidia, a French consulting company, for approximately $14.5 million. The acquisition will be paid with cash in the amount of $7,685,000 with the remaining balance be paid in Scient common stock. The acquisition will be accounted for using the purchase method.

                                 EXHIBIT INDEX

    EXHIBIT NO.                           DESCRIPTION
    -----------                           -----------
        2.1       Agreement and Plan of Merger, dated May 5, 1999, for the
                  reincorporation of Scient Corporation, a California
                  corporation, into Scient Corporation, a Delaware
                  corporation -- incorporated herein by reference to Exhibit
                  2.1 to the Company's Registration Statement on Form S-1
                  filed March 19, 1999 (File No. 333-74731).
        3.1       Amended and Restated Certificate of Incorporation of Scient,
                  filed with the Secretary of State of Delaware on April 15,
                  1999 -- incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed March
                  19, 1999 (File No. 333-74731).
        3.2       Form of Second Amended and Restated Certificate of
                  Incorporation of Scient filed after the closing of the
                  offering made pursuant to this Registration
                  Statement -- incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed
                  March 19, 1999 (File No. 333-74731).
        3.3       Amended and Restated Bylaws of Scient -- incorporated herein by reference to Exhibit 3.3 to the Company's Registration
                  Statement on Form S-1 filed March 19, 1999
                  (File No. 333-74731).
        3.4       Amended Certificate of Incorporation -- incorporated herein by reference to the Company's Preliminary 14A filed March
                  17, 2000 (File No. 333-74731)
        4.1       Amended and Restated Investor Rights Agreement, dated
                  February 16, 1999, among Scient and the investors and
                  founder named therein, as amended -- incorporated herein by reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-1 filed March 19, 1999 (File No.
                  333-74731).
        4.2       Specimen Certificate of Scient's common
                  stock -- incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 filed March
                  19, 1999 (File No. 333-74731).
       10.1       Form of Indemnification Agreement entered into between
                  Scient and its directors and officers -- incorporated herein by reference to Exhibit 10.1 to the Company's Registration
                  Statement on Form S-1 filed March 19, 1999 (File No.
                  333-74731).
       10.2       1997 Stock Plan -- incorporated herein by reference to
                  Exhibit 10.2 to the Company's Registration Statement on Form
                  S-1 filed March 19, 1999 (File No. 333-74731).
       10.3       1999 Equity Incentive Plan (as amended and restated
                  effective November 15, 1999 -- incorporated herein by
                  reference to Exhibit 10.3 to the Company's Registration
                  Statement on Form S-1 filed January 19, 2000 (File No.
                  333-93441).
       10.4       1999 Employee Stock Purchase Plan -- incorporated herein by reference to Exhibit 10.4 to the Company's Registration
                  Statement on Form S-1 filed March 19, 1999
                  (File No. 333-74731).
       10.5       Employment Agreement between Scient and Eric Greenberg,
                  dated December 10, 1997 -- incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on
                  Form S-1 filed March 19, 1999 (File No. 333-74731).
       10.6       Employment Agreement between Scient, Eric Greenberg and
                  Robert M. Howe, dated February 9, 1998 -- incorporated
                  herein by reference to Exhibit 10.6 to the Company's
                  Registration Statement on Form S-1 filed March 19, 1999
                  (File No. 333-74731).
       10.7       Employment Agreement between Scient and William H. Kurtz,
                  dated June 12, 1998 -- incorporated herein by reference to
                  Exhibit 10.7 to the Company's Registration Statement on Form
                  S-1 filed March 19, 1999 (File No. 333-74731).


       10.8       Employment Agreement between Scient and Stephen A.
                  Mucchetti, dated September 14, 1998 -- incorporated herein by reference to Exhibit 10.8 to the Company's Registration
                  Statement on Form S-1 filed March 19, 1999 (File No.
                  333-74731).
       10.9       Stock Repurchase Agreement between Scient and Robert M.
                  Howe, dated December 22, 1998 -- incorporated herein by reference to Exhibit 10.9 to the Company's Registration
                  Statement on Form S-1 filed March 19, 1999 (File No.
                  333-74731).
       10.10      Recruiting Letter Agreement between Scient and Ramsey/Beirne
                  Associates, Inc., dated August 20, 1998 -- incorporated herein by reference to Exhibit 10.10 to the Company's
                  Registration Statement on Form S-1 filed March 19, 1999
                  (File No. 333-74731).
       10.11      Recruiting Letter Agreement between Scient and Ramsey/Beirne
                  Associates, Inc., dated February 25, 1998 -- incorporated herein by reference to Exhibit 10.11 to the Company's
                  Registration Statement on Form S-1 filed March 19, 1999
                  (File No. 333-74731).
       10.12      Recruiting Letter Agreement between Scient and Ramsey/Beirne
                  Associates, Inc., dated February 25, 1998 -- incorporated herein by reference to Exhibit 10.12 to the Company's
                  Registration Statement on Form S-1 filed March 19, 1999
                  (File No. 333-74731).
       10.13      Sub-Sub-Sub-Sub-Sublease between Scient and Charles Schwab &
                  Co., Inc., dated October 7, 1998 -- incorporated herein by reference to Exhibit 10.13 to the Company's Registration
                  Statement on Form S-1 filed March 19, 1999 (File No.
                  333-74731).
       10.14      Standard Form of Loft Lease between Scient and Lautob Realty
                  Company, dated October 28, 1998 -- incorporated herein by reference to Exhibit 10.14 to the Company's Registration
                  Statement on Form S-1 filed March 19, 1999 (File No.
                  333-74731).
       10.15      Agreement to Sub-Sublease between Scient and Northpoint
                  Communications, Inc., dated October 16, 1998 -- incorporated herein by reference to Exhibit 10.15 to the Company's
                  Registration Statement on Form S-1 filed March 19, 1999
                  (File No. 333-74731).
       10.16 Full-Recourse Promissory Note between Scient and Aron Dutta, dated January 28, 1999 -- incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on
                  Form S-1 filed March 19, 1999 (File No. 333-74731).
       10.17      Sublease between Scient and Robins, Kaplan, Miller & Ciresi,
                  LLP, dated April 13, 1999 -- incorporated herein by
                  reference to Exhibit 10.17 to the Company's Registration
                  Statement on Form S-1 filed March 19, 1999 (File No.
                  333-74731).
       10.18      Sub-Sub-Sub-Sublease between Scient and Charles Schwab &
                  Co., Inc., dated October 1, 1998 -- incorporated herein by reference to Exhibit 10.18 to the Company's Registration
                  Statement on Form S-1 filed March 19, 1999 (File No.
                  333-74731).
       10.19      Addendum to Sub-Sub-Sub-Sublease and
                  Sub-Sub-Sub-Sub-Sublease between Scient and Charles Schwab &
                  Co., Inc., dated October 8, 1998 -- incorporated herein by reference to Exhibit 10.19 to the Company's Registration
                  Statement on Form S-1 filed March 19, 1999 (File No.
                  333-74731).
       10.20      Lease between Scient and Pembroke Real Estate, Inc., dated
                  May 1, 1999 -- incorporated herein by reference to Exhibit
                  10.20 to the Company's Registration Statement on Form S-1 filed March 19, 1999 (File No. 333-74731).
       10.21      1999 Equity Incentive Plan Restatement, dated February 16,
                  2000. (see page S-1)
       21.1       List of subsidiaries (see page S-23).
       23.1 Consent of PricewaterhouseCoopers LLP, independent accountants (see page S-24).
       27.1       Financial Data Schedule

     (b) Reports on Form 8-K

     None

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.