Form 10-Q
period 2000-06-30
SCIENT CORP
filed 2000-08-09
CIK 1081394

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock as of June 30, 2000 was 73,245,379.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SCIENT CORPORATION

                                     INDEX

PART I. FINANCIAL INFORMATION
  Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets.......................    1
           Condensed Consolidated Statements of Operations.............    2
           Condensed Consolidated Statements of Cash Flows.............    3
           Notes to Condensed Consolidated Financial Statements........    4
           Management's Discussion and Analysis of Financial Condition
  Item 2.  and Results of Operations...................................    6
           Qualitative and Quantitative Disclosures about Market
  Item 3.  Risk........................................................   16

PART II. OTHER INFORMATION
  Item 1.  Legal Proceedings...........................................   16
  Item 2.  Changes in Securities and Use of Proceeds...................   16
  Item 3.  Defaults Upon Senior Securities.............................   17
  Item 4.  Submission of Matters to a Vote of Security Holders.........   17
  Item 5.  Other Information...........................................   17
  Item 6.  Exhibits and Reports on Form 8-K............................   17
  SIGNATURE............................................................   18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               SCIENT CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                               JUNE 30,      MARCH 31,
                                                                 2000          2000
                                                              -----------    ---------
                                                              (UNAUDITED)
Current assets
  Cash and cash equivalents.................................   $ 74,574      $108,102
  Short-term investments....................................    122,342       121,046
  Accounts receivable, net..................................     70,895        56,021
  Prepaid expenses and other................................     21,177         9,157
                                                               --------      --------
          Total current assets..............................    288,988       294,326
Long-term investments.......................................      3,432         3,146
Property and equipment, net.................................     20,163        16,063
Other.......................................................        276           219
                                                               --------      --------
                                                               $312,859      $313,754
                                                               ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Bank borrowings, current..................................   $     --      $  1,334
  Accounts payable..........................................      2,790         5,023
  Accrued expenses..........................................     31,493        43,241
  Deferred revenue..........................................      6,771         6,579
  Capital lease obligations, current........................      3,096         2,624
                                                               --------      --------
          Total current liabilities.........................     44,150        58,801
Bank borrowings, long-term..................................         --           865
Capital lease obligations, long-term........................      2,189         2,052
                                                               --------      --------
                                                                 46,339        61,718
                                                               --------      --------
Stockholders' equity
  Common stock: $0.0001 par value; 500,000 authorized;
     73,245 and 72,491 shares issued and outstanding,
     respectively...........................................          7             7
  Additional paid-in capital................................    303,803       297,688
  Unearned compensation.....................................    (14,196)      (16,784)
  Accumulated deficit.......................................    (23,094)      (28,875)
                                                               --------      --------
          Total stockholders' equity........................    266,520       252,036
                                                               --------      --------
                                                               $312,859      $313,754
                                                               ========      ========

       See notes to interim condensed consolidated financial statements.

                               SCIENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                 (UNAUDITED)
Revenues....................................................  $91,361    $16,404
Operating expenses:
  Professional services.....................................   38,094      7,940
  Selling, general and administrative.......................   47,790     13,105
  Stock compensation........................................    2,918      4,348
                                                              -------    -------
          Total operating expenses..........................   88,802     25,393
                                                              -------    -------
Income (loss) from operations...............................    2,559     (8,989)
Interest income and other, net..............................    3,222        596
                                                              -------    -------
Net income (loss)...........................................  $ 5,781    $(8,393)
                                                              =======    =======
Net income (loss) per share:
  Basic.....................................................  $  0.09    $ (0.23)
  Diluted...................................................  $  0.07    $ (0.23)
Weighted average common shares:
  Basic.....................................................   64,035     36,810
  Diluted...................................................   81,774     36,810

       See notes to interim condensed consolidated financial statements.

                               SCIENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).........................................  $  5,781    $ (8,393)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization..........................     1,949         413
     Provisions for doubtful accounts.......................     1,988         341
     Amortization of unearned compensation..................     2,918       4,348
     Change in assets and liabilities:
       Accounts receivable..................................   (16,862)     (8,268)
       Prepaid expenses and other...........................   (12,156)     (3,335)
       Accounts payable.....................................    (2,233)        613
       Accrued expenses.....................................   (11,748)      2,582
       Deferred revenue.....................................       192         750
                                                              --------    --------
          Net cash used in operating activities.............   (30,171)    (10,949)
                                                              --------    --------
Cash flows from investing activities:
  Purchase of investments, net..............................    (1,582)    (63,919)
  Purchase of property and equipment........................    (4,700)       (858)
                                                              --------    --------
          Net cash used in investing activities.............    (6,282)    (64,777)
                                                              --------    --------
Cash flows from financing activities:
  Proceeds from initial public offering, net................        --      62,832
  Proceeds from bank borrowing..............................    (2,199)        627
  Proceeds from exercise of common stock options and
     warrants, net..........................................     5,798       2,690
  Principal payments on capital lease obligations...........      (740)       (146)
                                                              --------    --------
          Net cash provided by financing activities.........     2,859      66,003
                                                              --------    --------
Effect of exchange rate changes on cash.....................        66          --
Decrease in cash and cash equivalents.......................   (33,528)     (9,723)
Cash and cash equivalents at beginning of period............   108,102      11,261
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 74,574    $  1,538
                                                              ========    ========
Supplemental cash flow information:
  Cash paid for interest....................................  $    130    $     59
                                                              ========    ========
Supplemental non-cash financing activity:
  Property and equipment acquired under capital leases......  $  1,349    $    149
                                                              ========    ========

       See notes to interim condensed consolidated financial statements.

                               SCIENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements for the three months ended June 30, 2000 and 1999 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These financial statements should be read in conjunction with Scient's financial statements and notes thereto for the fiscal year ended March 31, 2000 included in Scient's Annual Report on Form 10-K. The results of operations for the interim period ended June 30, 2000 are not necessarily indicative of results to be expected for the full fiscal year or any other period.

 2. EARNINGS (LOSS) PER SHARE

     Scient computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic and diluted earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options.

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share amounts):

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                              (UNAUDITED)
Net income (loss)........................................  $ 5,781    $(8,393)
                                                           =======    =======
Basic net income (loss) per share:
  Weighted average shares outstanding....................   64,035     36,810
                                                           =======    =======
  Basic net income (loss) per share......................  $  0.09    $ (0.23)
                                                           =======    =======
Diluted net income (loss) per share:
  Weighted average shares outstanding....................   64,035     36,810
  Weighted average unvested common shares to
     repurchase..........................................    8,966         --
  Dilutive stock options.................................    8,773         --
                                                           -------    -------
  Shares used in computing per share amount..............   81,774     36,810
                                                           =======    =======
  Diluted net income (loss) per share....................  $  0.07    $ (0.23)
                                                           =======    =======

 3. COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles and also considers the effect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of stockholders' equity. For the three months ended June 30, 2000 and 1999, Scient recorded comprehensive income of $5.8 million and comprehensive loss of $8.4 million, respectively.

                               SCIENT CORPORATION

 4. ACQUISITION

     On June 20, 2000, Scient, through its wholly owned subsidiary Scient International, entered into a definitive agreement to acquire AXIDIA, a French eBusiness services firm, for approximately $14.5 million. The acquisition was paid with cash in the amount of $7.7 million with the remaining balance paid in Scient common stock. The acquisition will be accounted for using the purchase method and closed in August 2000.

 5. SUBSEQUENT EVENT

     In July 2000, Scient approved the declaration of a dividend distribution of one Preferred Share Purchase Right (a "Right") on each outstanding share of its common stock. The Rights become exercisable if a person or group hereafter acquires 15% or more of the common stock of Scient or announces a tender offer for 15% or more of the common stock. The Board of Directors will be entitled to redeem the Rights at one cent per Right at any time before any such person hereafter acquires 15% or more of the outstanding common stock.

     The dividend distribution will be payable on August 31, 2000 to stockholders of record on July 31, 2000. The Rights will expire in ten years, unless earlier redeemed or exchanged.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the financial condition and results of operations of Scient should be read in conjunction with Scient's consolidated financial statements and notes thereto appearing elsewhere in Scient's Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Related to Our Business" and elsewhere in this 10-Q filing.

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

     We generally provide our services on a time and materials basis. For the quarter ended June 30, 2000, approximately 92% of revenues were derived from time and materials contracts, including completed capped contracts that were appropriately recognized on a time and materials basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs). Revenues exclude reimbursable expenses charged to clients. We anticipate that a larger percentage of revenues may be derived from contracts that have fixed-fee components in the future.

     Professional services expenses consist primarily of compensation and benefits of our colleagues engaged in the delivery of professional services. Professional services margins reflect revenues less the professional services expenses whether or not the employee's time is billed to a client. We expect that our per capita professional services expenses will increase over time due to wage increases and inflation. Our professional services margins are affected by the number of work days in a period and trends in client billability, defined as the percentage of professional services employees' time that is billed to clients, and, as such, will vary in the future. Any significant decline in fees billed to clients or the loss of a significant client would materially adversely affect our professional services margins. Client engagements currently average six to nine months' duration. If a client engagement ends earlier than we expect, we must re-deploy professional services personnel. Any resulting unbillable time will adversely affect professional services margins. See "Risk Related to Our Business -- Our Quarterly Revenues and Operating Results Are Volatile and May Cause Our Stock Price to Fluctuate."

     Selling, general and administrative expenses consist of salaries, commissions, and related expenses for personnel engaged in sales and marketing; salaries and related expenses for recruiting, human resources, knowledge management, information technology, finance and administrative personnel; office facilities and information technology expenditures; professional fees; trade shows; promotional expenses; and other general corporate expenses. We expect selling, general and administrative expenses to increase in absolute dollars as we expand our direct sales force, continue expenditures on knowledge management and information technology infrastructure, open new offices on a global basis, increase our recruiting efforts and incur additional costs related to the growth of our global business.

     Despite growth in our revenues, our net income may not increase proportionately with the increase in our revenues primarily because of increased expenses related to the expansion of the number of company-owned offices, increased investment in our knowledge management and operations infrastructure, and increased marketing and sales efforts. To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected. See "Risk Related to Our Business -- We Have a History of Losses."

RESULTS OF OPERATIONS

REVENUES

     Revenues increased 457% in the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. This increase resulted primarily from increases in the number of clients, the scope of engagements, and billing rate increases.

OPERATING EXPENSES

     Professional Services. Our professional services expenses increased 380% in the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. This increase was primarily a result of an increase in the number of professional services personnel.

     Selling, General and Administrative. Selling, general and administrative expenses increased 265% in the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. This increase was primarily due to expenses related to the addition of sales, marketing, recruiting, knowledge management, information technology, finance and administration personnel, bad debt expense, and costs of leasing additional office space.

     Stock Compensation. We have recorded stock compensation for the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are amortizing this amount over the vesting periods of the applicable options, resulting in amortization expense of $2.9 million and $4.3 million in the three months ended June 30, 2000 and 1999, respectively.

INTEREST INCOME, NET

     Interest income, net, increased 441% in the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. This increase was due primarily to higher interest bearing funds resulting from our investing activities during the quarter ended June 30, 2000. In addition, the average balance of our investment is also significantly higher due to proceeds from our public offerings in the prior fiscal year.

PROVISION FOR INCOME TAXES

     From inception through June 30, 2000, we have accumulated losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of June 30, 2000, we had federal and state net operating loss carryforwards to offset future taxable income which expire in varying amounts beginning in 2018 and 2006, respectively. Given our limited operating history, losses incurred to date, and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, a full valuation allowance has been recorded.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities for the three months ended June 30, 2000 and 1999 was $30.2 million and $10.9 million, respectively. As of June 30, 2000 we had $196.9 million in cash, cash equivalents and short-term investments. We expect that accounts receivable will continue to increase to the extent our revenues continue to rise. Any such increase that occurs at a greater rate than corresponding increases in revenues can be expected to reduce cash, cash equivalents and short-term investments.

     Cash provided by financing activities was $2.9 million for the three months ended June 30, 2000 and consisted primarily of cash received for the exercise of common stock. Cash provided by financing activities was $66.0 million for the three months ended June 30, 1999 and was primarily due to proceeds from the sale of common stock through Scient's initial public offering of $62.8 million.

     Capital expenditures for the three months ended June 30, 2000 and 1999 were approximately $4.7 million and $858,000, respectively. These expenditures were primarily for computer equipment, software, and furniture and fixtures. We expect that capital expenditures will continue to increase to the extent we increase our headcount, increase the number of our offices and expand our operations.

     We have a revolving line of credit for $40.0 million with a bank. Borrowings under this line of credit bear interest at either the LIBOR rate plus a range of 2.25% to 2.75% or the bank's prime rate plus up to 0.5% depending on the outstanding balance and the type of draws. As of June 30, 2000, there were no outstanding borrowings under this line of credit. Seven standby letters of credit totaling $34.8 million have been issued against this line of credit.

OTHER FACTORS AFFECTING OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES

     We incurred net losses of $16.0 million during the year ended March 31, 2000. As of June 30, 2000, we had an accumulated deficit of $23.1 million. We also expect to continue to incur increasing sales and marketing, research and development, and general and administrative expenses. As a result, we will need to continue generating significant revenues to maintain profitability. If we do achieve profitability on an annual basis, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. Although our revenues have grown in recent quarters, we do not believe that we can sustain our historical growth rates. Accordingly, you should not view our historical growth rates as indicative of our future revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Our revenues are derived primarily from professional services, which we generally provide on a time and materials basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Since personnel and related costs constitute the substantial majority of our operating expenses and since we establish these expenses in advance of any particular quarter, underutilization of our professional services employees may cause significant reductions in our operating results for a particular quarter and could result in losses for such quarter. In addition, we have hired a large number of personnel in core support services, including knowledge management, technology infrastructure and finance and administration, in order to support our anticipated growth. As a result, a significant portion of our operating expenses are fixed in the short term. Therefore, any failure to generate revenues according to our expectations in a particular quarter could result in losses for the quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

WE DEPEND ON OUR KEY PERSONNEL, AND THE LOSS OF ANY KEY PERSONNEL MAY ADVERSELY AFFECT OUR BUSINESS

     We believe that our success will depend on the continued employment of our senior management team and key technical personnel. This dependence is particularly important to our business because personal relationships are a critical element of obtaining and maintaining client engagements. If one or more members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, such persons would be very difficult to replace and our business could be seriously harmed. Accordingly, the loss of one or more members of our senior management team could have a direct adverse impact on our future revenues. In addition, if any of these key employees joins a competitor or forms a competing company, some of our clients might choose to use the services of that competitor or new company instead of our own. Furthermore, clients or other companies seeking to develop in-house eBusiness capabilities may hire away some of our key employees. This would not only result in the loss of key employees but could also result in the loss of a client relationship or a new business opportunity. Any losses of client relationships could seriously harm our business.

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

These risks, expenses and difficulties apply particularly to us because our market, eBusiness services, is new and rapidly evolving. Our long-term success will depend on our ability to achieve satisfactory results for our clients and to form long-term relationships with core clients on a global basis. Some of our clients have only limited experience with the eBusiness we have developed for them. Accordingly, we cannot assure you that the limited number of eBusiness we have implemented will be successful in the longer term. If the eBusiness we have implemented are not successful, our brand will be harmed and we may incur liability to our clients. If one or more of our clients for whom we have done substantial work suffers a significant failure or setback in its eBusiness, our business reputation could be severely damaged, whether or not such failure or setback was caused by our work or within our control. Our ability to obtain new engagements, retain clients and recruit and retain highly-skilled employees could be seriously harmed if our work product or our clients' eBusinesses fail to meet the expectations of our clients.

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

     Because relatively low barriers to entry characterize our market, we also expect other companies to enter our market. We expect that competition will continue to intensify and increase in the future. Some large information technology consulting firms have announced that they are focusing more resources on eBusiness opportunities. In addition, new business models, which offer certain electronic commerce services and products on a hosted platform, have entered the market and we may compete for business with these new entrants. Because we contract with our clients on an engagement-by-engagement basis, we compete for engagements at each stage of our methodology. There is no guarantee that we will be retained by our existing or future clients on later stages of work.

     Many of our current competitors have longer operating histories, larger client bases, larger professional staffs, greater brand recognition and greater financial, technical, marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and they may also be able to devote more resources to the development, promotion and sale of their services than we can. Competitors that offer more standardized or less customized services than we do may have a substantial cost advantage, which could force us to lower our prices, adversely affecting our operating margins.

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

FAILURE TO MANAGE OUR GROWTH MAY ADVERSELY AFFECT OUR BUSINESS

     We have grown rapidly and expect to continue to grow rapidly both by hiring new employees and serving new business and geographic markets. Our growth has placed, and will continue to place, a significant strain on our management and our operating and financial systems. Our headcount has grown from 415 as of June 30, 1999 to 1,499 as of June 30, 2000. We do not believe this growth rate is sustainable for the long-term. Our growth requires substantial managerial attention to ensure that our colleagues and offices operate at an appropriate level of productivity. Failure to manage effectively the productivity of our colleagues and offices could seriously harm our operations and financial condition. In addition, we recently opened several additional offices and expect to open additional offices in the future. Our growth has required and will continue to require us to make substantial expenditures for capital equipment, training, recruiting, and other expansion-related costs, the amount and timing of which will affect our financial results.

     Our personnel, systems, procedures and controls may be inadequate to support our future operations. In order to accommodate the increased number of engagements, number of clients and the increased size of our operations, we will need to hire, train and retain the appropriate personnel to manage our operations. We will also need to improve our financial and management controls, reporting systems and operating systems. Currently, we are redesigning several internal systems, including recruiting and engagement management systems. We may encounter difficulties in developing and implementing other new systems.

POTENTIAL FUTURE ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS

     We have acquired a business and may acquire other businesses in the future, which may complicate our management tasks. We may need to integrate widely dispersed operations with distinct corporate cultures. Such integration efforts may not succeed or may distract our management from servicing existing clients. Our failure to manage current and future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we finance the acquisitions by issuing equity or equity linked securities.

OUR PLANNED EXPANSION OF INTERNATIONAL OPERATIONS MAY BE EXPENSIVE AND MAY NOT SUCCEED

     We have limited experience in marketing, selling and supporting our services in foreign countries. Development of such skills may be more difficult or take longer than we anticipate, especially due to language barriers, currency exchange risks and the fact that the Internet infrastructure in foreign countries may be less advanced than the United States' Internet infrastructure. We have only recently begun to generate revenues from international operations. We have offices outside the United States, and we intend to expand our operations internationally in future periods by opening other international offices and hiring international management, strategic, technical, design, sales, marketing and support personnel.

     We may be unable to continue to successfully market, sell, deliver and support our services internationally. If we are unable to expand our international operations successfully and in a timely manner, our business, financial condition and operating results could be seriously harmed. We will need to devote significant management and financial resources to our international expansion. In particular, we will have to attract and retain experienced management, strategic, technical, design, sales, marketing and support personnel for our international offices. Competition for such personnel is intense, and we may be unable to attract and retain qualified personnel.

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

     - Seasonal reductions in business activity in certain parts of the world, such as during the summer months in Europe;

     - Unexpected changes in regulatory requirements which could raise the cost of doing business, or even prevent doing business, or restrict Scient's ability to remove funds or its investments from a country;

     - Changes in currency exchange rates, which could significantly decrease the profitability of operations where payment is in local currency;

     - Difficulties in staffing and managing foreign operations;

     - Difficulties in using equity incentives for employees, which Scient relies on but which are often less understood outside the U.S; and

     - Differences in business customs.

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CLIENTS FOR A SIGNIFICANT PORTION OF OUR REVENUES

     We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of clients. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline substantially. As a result, the loss of any significant client could seriously harm our business, financial condition and operating results. For the three months ended June 30, 2000, our five largest clients accounted for approximately 29% of our revenues. The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

OUR CLIENTS MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL NEEDED TO RETAIN OUR SERVICES OR PAY US FOR SERVICES PERFORMED

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

A FEW INDIVIDUALS OWN MUCH OF OUR STOCK

     Our directors, executive officers and their affiliates beneficially own a controlling minority of our outstanding common stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as acquisitions, and to block an unsolicited tender offer. Accordingly, this concentration of ownership could have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then-current market price of our common stock.

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

     - A classified board of directors with staggered, three-year terms, which may lengthen the time required to gain control of our board of directors;

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

     In addition, Section 203 of the Delaware General Corporation Law and our stock incentive plans and our recently adopted stockholders rights plans may discourage, delay or prevent a change in control of Scient.

RISKS RELATED TO THE SYSTEMS INNOVATION INDUSTRY

OUR SUCCESS WILL DEPEND ON THE CONTINUED SUSTAINABILITY OF A GLOBAL MARKET FOR SYSTEMS INNOVATION SERVICES

     We cannot be certain that a viable market for systems innovation services will be sustainable. If a viable and sustainable market for our systems innovation services does not continue to develop, Scient may fail. Even if a systems innovation services market continues to develop, it may not grow at an adequate pace and may not be able to differentiate our services from those of our competitors. If we are unable to differentiate our services from those of our competitors, our revenue growth and operating margins may decline.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     Scient does not believe that we have any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In the quarter ended June 30, 2000, the following matters were submitted to the security holders of Scient:

     In April 2000, Scient solicited and obtained the approval of its shareholders through a proxy statement to approve an amendment to the Scient's Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock that Scient is authorized to issue from 125,000,000 to 500,000,000. The numbers of shareholders giving their consent was 47,735,259, representing 96% of the 51,493,345 shares present at that time.

     In April 2000, Scient solicited and obtained the approval of its shareholders through a proxy statement to approve an amendment to the 1999 Equity Incentive Plan to increase the number of shares available for issuance under the 1999 Equity Incentive Plan from 2,400,000 to 6,400,000 and to revise the formula for determining annual increases in the number of shares available for issuance. The numbers of shareholders giving their consent was 45,627,365, representing 89% of the 51,493,345 shares present at that time.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
          3.3      Amended and Restated Bylaws of Scient.
         27.1      Financial Statement Schedule.

(b) Reports on Form 8-K.

     None.

                               SCIENT CORPORATION

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2000

                                          SCIENT CORPORATION

                                          By:     /s/ WILLIAM H. KURTZ

                                            ------------------------------------
                                                      William H. Kurtz
                                                  Chief Financial Officer,
                                                  Executive Vice President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  3.3      Amended and Restated Bylaws of Scient.
 27.1      Financial Statement Schedule.