Form 10-Q
period 2000-09-30
SCIENT CORP
filed 2000-11-14
CIK 1081394

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               _________________

                                    Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM____ TO____
                        COMMISSION FILE NUMBER 000-25893
                                _________________

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

                                      NONE
 (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
  Report)
                               _________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     The number of shares outstanding of the Registrant's Common Stock as of September 30, 2000 was 73,569,048.
================================================================================

                               SCIENT CORPORATION
                                      INDEX

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
     CONDENSED CONSOLIDATED BALANCE SHEETS.............................................................................1
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS...................................................................2
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS...................................................................3
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..............................................................4

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......................6

   Item 3. Qualitative and Quantitative Disclosures about Market Risk.................................................17

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..........................................................................................18

   Item 2. Changes in Securities and Use of Proceeds..................................................................18

   Item 3. Defaults Upon Senior Securities............................................................................18

   Item 4. Submission of Matters to a Vote of Security Holders........................................................18

   Item 5. Other Information..........................................................................................18

   Item 6. Exhibits and Reports on Form 8-K...........................................................................18

   SIGNATURE..........................................................................................................19



                               SCIENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                     ASSETS


                                                                                       September 30,        March 31,
                                                                                            2000              2000
                                                                                      ----------------- -----------------
                                                                                         (unaudited)
Current assets
 Cash and cash equivalents                                                                    $  90,421         $ 108,102
 Short-term investments                                                                         102,112           121,046
 Accounts receivable, net                                                                        82,175            56,021
 Prepaid expenses and other                                                                      23,532             9,376
                                                                                      ----------------- -----------------
  Total current assets                                                                          298,240           294,545

Long-term investments                                                                             5,352             3,146
Property and equipment, net                                                                      26,090            16,063
Intangibles, net                                                                                 12,852                 -
                                                                                      ================= =================
                                                                                              $ 342,534         $ 313,754
                                                                                      ================= =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
 Bank borrowings, current                                                                     $       -         $   1,334
 Accounts payable                                                                                 4,764             5,023
 Accrued expenses                                                                                46,682            43,241
 Deferred revenue                                                                                 6,645             6,579
 Capital lease obligations, current                                                               3,849             2,624
                                                                                      ----------------- -----------------
  Total current liabilities                                                                      61,940            58,801

Bank borrowings, long-term                                                                            -               865
Capital lease obligations, long-term                                                              2,609             2,052
                                                                                      ----------------- -----------------
                                                                                              $  64,549         $  61,718
                                                                                      ----------------- -----------------

Stockholders' equity
 Common stock: $0.0001 par value; 500,000 authorized; 73,569 and 72,491
  shares issued and outstanding, respectively                                                         7                 7
 Additional paid-in capital                                                                     309,261           297,688
 Unearned compensation                                                                          (11,575)          (16,784)
 Accumulated deficit                                                                            (19,708)          (28,875)
                                                                                      ----------------- -----------------
Total stockholders' equity                                                                      277,985           252,036
                                                                                      ----------------- -----------------
                                                                                              $ 342,534         $ 313,754
                                                                                      ================= =================

       See notes to interim condensed consolidated financial statements.


                               SCIENT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                              Three Months Ended              Six Months Ended
                                                 September 30,                  September 30,
                                           --------------------------     --------------------------
                                              2000           1999            2000           1999
                                           -----------     ----------     -----------     ----------
                                                  (unaudited)                    (unaudited)

Revenues                                    $ 102,005       $ 30,805       $ 193,366      $  47,209

Operating expenses
      Professional services                    45,832         14,233          83,926         22,173
      Selling, general and administrative      49,000         19,212          96,790         32,315
      Amortization of intangible assets         1,167              -           1,167              -
      Stock compensation                        2,741          4,173           5,659          8,522
                                           -----------     ----------     -----------     ----------

Total operating expenses                       98,740         37,618         187,542         63,010
                                           -----------     ----------     -----------     ----------

Income (loss) from operations                   3,265         (6,813)          5,824        (15,801)
Interest and other income, net                  2,379            992           5,601          1,588
                                           -----------     ----------     -----------     ----------

Income (loss) before income taxes               5,644         (5,821)         11,425        (14,213)
Provision for income taxes                      2,258              -           2,258              -
                                           -----------     ----------     -----------     ----------
Net income (loss)                           $   3,386       $ (5,821)      $   9,167      $ (14,213)
                                           ===========     ==========     ===========     ==========

Net income (loss) per share:
           Basic                            $    0.05       $  (0.10)      $    0.14      $   (0.30)
           Diluted                          $    0.04       $  (0.10)      $    0.11      $   (0.30)
Weighted average common shares:
           Basic                               65,664         55,848          64,673         46,828
           Diluted                             80,766         55,848          81,406         46,828


        See notes to interim condensed consolidated financial statements.





                               SCIENT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                   Six Months Ended
                                                                                                    September 30,
                                                                                                 2000            1999
                                                                                            --------------- ---------------
                                                                                                     (unaudited)
Cash flows from operating activities:
 Net income (loss)                                                                                 $  9,167        $(14,213)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                                                      5,528           1,147
   Provision for doubtful accounts                                                                    6,217           1,896
   Amortization of unearned compensation                                                              5,659           8,522
   Loss on investments                                                                                  541               -
   Change in assets and liabilities:
    Accounts receivable                                                                             (31,639)        (24,398)
    Prepaid expenses and other                                                                      (15,446)         (4,762)
    Accounts payable                                                                                   (419)            926
    Accrued expenses                                                                                  2,922          11,206
    Deferred revenue                                                                                     31             903
                                                                                            --------------- ---------------
    Net cash used in operating activities                                                           (17,439)        (18,773)
                                                                                            --------------- ---------------

Cash flows from investing activities:
 Purchase/sale of investments, net                                                                   15,793         (41,236)
 Cash payment for acquisition                                                                        (7,685)              -
 Purchase of property and equipment                                                                 (10,959)         (3,129)
                                                                                            --------------- ---------------
    Net cash used in investing activities                                                            (2,851)        (44,365)
                                                                                            --------------- ---------------

Cash flows from financing activities:
 Proceeds from initial public offering, net                                                               -          62,728
 Proceeds from bank borrowing                                                                        (2,199)            988
 Proceeds from exercise of common stock options and warrants, net                                     8,378           2,714
 Purchase of common stock                                                                            (2,225)              -
Principal payments on capital lease obligations                                                      (1,560)           (276)
                                                                                            --------------- ---------------
    Net cash provided by financing activities                                                         2,394          66,154
                                                                                            --------------- ---------------

Effect of exchange rate changes on cash                                                                 215               -

Increase (decrease) in cash and cash equivalents                                                    (17,681)          3,016
Cash and cash equivalents at beginning of period                                                    108,102          11,261
                                                                                            =============== ===============
Cash and cash equivalents at end of period                                                         $ 90,421        $ 14,277
                                                                                            =============== ===============



       See notes to interim condensed consolidated financial statements.


                               SCIENT CORPORATION

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Scient Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments where Scient does not have the ability to exercise significant influence are accounted for using the cost method. The accompanying condensed consolidated financials statements are unaudited, but in the opinion of management, contain all the adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2000 included in Scient's Annual Report on Form 10-K.

     Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.

2.       EARNINGS (LOSS) PER SHARE

     Basic net income (loss) per share is determined by using the weighed average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. Scient's net income (loss) has not been adjusted for any period presented for purposes of computing basic or diluted net income (loss) per share. For purposes of computing diluted net income (loss) per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Scient's common stock for that period.

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share amounts):

                                                                       Three Months Ended                 Six Months Ended
                                                                          September 30,                     September 30,
                                                                 -----------------------------     ------------------------------
                                                                     2000              1999            2000              1999
                                                                 ------------    -------------     ------------     -------------
                                                                  (unaudited)                       (unaudited)

Net income (loss)                                                    $ 3,386         $ (5,821)         $ 9,167         $ (14,213)
                                                                 ============    =============     ============     =============
Basic net income (loss) per share:
     Weighted average shares of common stock outstanding              65,664           55,848           64,673            46,828
                                                                 ============    =============     ============     =============
     Basic net income (loss) per share                               $  0.05         $  (0.10)         $  0.14         $   (0.30)
                                                                 ============    =============     ============     =============
Diluted net income (loss) per share:
     Weighted average shares of common stock outstanding              65,664           55,848           64,673            46,828
     Weighted average unvested common shares to repurchase             7,829                -            8,546                 -
     Dilutive stock options                                            7,273                -            8,187                 -
                                                                 ------------    -------------     ------------     -------------
     Shares used in computing per share amount                        80,766           55,848           81,406            46,828
                                                                 ============    =============     ============     =============
     Diluted net income (loss) per share                             $  0.04         $  (0.10)         $  0.11         $   (0.30)
                                                                 ============    =============     ============     =============


                               SCIENT CORPORATION

3.   COMPREHENSIVE INCOME

      SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles and also considers the affect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of stockholders' equity. Scient reports foreign currency translation gains and losses and unrealized gains and losses on short term investments as components of comprehensive income. For the three months ended September 30, 2000 and 1999, Scient recorded comprehensive income of $2.8 million and comprehensive loss of $5.8 million, respectively. For the six months ended September 30, 2000 and 1999, Scient recorded comprehensive income of $8.5 million and comprehensive loss of $14.2 million, respectively.


4.   ACQUISITION

       In August 2000, Scient closed its acquisition of AXIDIA, an eBusiness services firm located in France. Under the terms of the acquisition agreement Scient paid cash of approximately $7.7 million, and issued approximately 121,000 shares of its common stock in exchange for all of the outstanding common stock of AXIDIA. The acquisition was accounted for as a purchase business combination and accordingly, the results of AXIDIA's operations have been included in Scient's financial statements from August 2000.

       The total consideration for the transaction was valued approximately $14.5 million, which includes the value of cash paid, common stock issued and other direct acquisition costs. The purchase price has been allocated to the fair value of assets acquired and liabilities assumed and workforce-in-place. The workforce-in-place has been recorded as an intangible asset and is amortized on a straight-line basis over its useful economic life of 2 years.

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

     We generally provide our services on a time and materials basis. For the quarter ended September 30, 2000, approximately 90% of revenues were derived from time and materials contracts, including completed capped fee engagements that were billed and recognized on a time and materials basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed-fee contracts are generally recognized using the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs). Revenues exclude reimbursable expenses charged to clients. In the future we anticipate that a larger percentage of revenues may be derived from contracts that have fixed-fee components.

     Professional services expenses consist primarily of compensation and benefits for our colleagues involved with the delivery of professional services. Professional services margins reflect revenues for services less professional services expenses. We expect that our per capita professional services expenses will increase over time due to wage increases and inflation. Our professional services margins are affected by the number of work days in a period and level of billability, defined as the percentage of professional services employees' time that is billed to clients, and such margins will vary in the future. Any significant decline in fees billed to clients or the loss of a significant client, without a corresponding decline in professional services expenses, would materially adversely affect our professional services margins. Client engagements currently average six to twelve months' duration. At the end of any engagements, we must re-deploy professional services personnel. Any resulting unbillable time will adversely affect professional services margins. See "Risk Related to Our Business--Our Quarterly Revenues and Operating Results Are Volatile and May Cause Our Stock Price to Fluctuate."

     Selling, general and administrative expenses consist of salaries, commissions, and related expenses for personnel engaged in sales and marketing; salaries and related expenses for recruiting, human resources, knowledge management, information technology, finance, legal and administrative personnel; office facilities and information technology expenditures; professional fees; trade shows; promotional expenses; and other general corporate expenses. We expect selling, general and administrative expenses to increase in absolute dollars as we expand our direct sales force, continue expenditures on knowledge management and information technology infrastructure, open new offices and building out existing offices on a global basis, increase our recruiting efforts and incur additional costs related to the growth of our global business.

     Despite growth in our revenues, our net income may not increase proportionately with the increase in our revenues primarily because of increased expenses related to the expansion of the number of our offices, building out our existing offices, increased investment in our knowledge management and operations infrastructure, and increased marketing and sales efforts. To the extent that future revenues do not increase in the same periods in which operating expenses increase, our operating results would be adversely affected. See "Risk Related to Our Business--We Have a History of Losses."

RESULTS OF OPERATIONS

        The following table presents, for the periods indicated, the relative composition of revenues and selected statements of operational data as a percentage of revenues:

                                         Three Months Ended       Six Months Ended
                                           September 30,            September 30,
                                         -------------------     --------------------
                                          2000        1999        2000        1999
                                         -------     -------     -------     --------
                                            (unaudited)              (unaudited)
Revenues                                    100%        100%        100%         100%

Operating expenses
      Professional services                  45          46          43           47
      Selling, general and administrative    48          62          50           68
      Amortization of intangible assets       1           -           1            -
      Stock compensation                      3          14           3           18
                                         -------     -------     -------     --------

Total operating expenses                     97         122          97          133
                                         -------     -------     -------     --------

Income (loss) from operations                 3         (22)          3          (33)
Interest and other income, net                2           3           3            3
                                         -------     -------     -------     --------

Income (loss) before income taxes             5         (19)          6          (30)
Provision for income taxes                    2           -           1            -
                                         =======     =======     =======     ========
Net income (loss)                             3%        (19%)         5%         (30%)
                                         =======     =======     =======     ========

REVENUES

     Revenues increased 231% in the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. For the first six months of fiscal 2001, revenues increased 310% over the comparable period of the prior fiscal year. This increase resulted primarily from increases in the number of clients, the scope of engagements, and billing rate increases. For the three months ended September 30, 2000, our five largest clients accounted for approximately 42% of our revenues, compared to 37% of revenues for the three months ended September 30, 1999. For the six months ended September 30, 2000, our five largest clients accounted for approximately 34% of our revenues, compared to 38% of revenues for the six months ended September 30, 1999. During the three and six months ended September 30, 2000, one client accounted for 13% and 11% of revenues, respectively. For the three and six months ended September 30, 1999, one client accounted for 12% and 13% of revenues, respectively.

OPERATING EXPENSES

     Professional Services. Our professional services expenses increased 222% in the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. For the first six months of fiscal 2001, professional services increased 279% over the comparable period of the prior fiscal year. This increase was primarily a result of an increase in the number of professional services colleagues. Professional services expenses as a percentage of revenue decreased to 45% from 46% for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999, and to 43% from 47% for the six months ended September 30, 2000, as compared to the six months ended September 30, 1999. This decrease is attributed to revenue increasing at a higher rate than professional services costs.

     Selling, General and Administrative. Selling, general and administrative expenses increased 155% in the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. For the first six months of fiscal 2001, selling, general, and administrative expenses increased 200% over the comparable period of the prior fiscal year. This increase was primarily due to expenses related to the addition of sales, marketing, recruiting, knowledge management, information technology, finance, legal and administration personnel, bad debt expense, and costs of leasing additional office space. Selling, general and administrative expenses as a percentage of revenue decreased to 48% from 62% for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999, and to 50% from 69% for the six months ended September 30, 2000, as compared to the six months ended September 30, 1999. This decrease is attributed to revenue increasing at a higher rate than selling, general and administration expenses.

     Stock Compensation. We have recorded stock compensation for the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are amortizing this amount over the vesting periods of the applicable options, resulting in amortization expense of $2.7 million and $4.2 million in the three months ended September 30, 2000 and 1999, respectively, and $5.7 million and $8.5 million for the six months ended September 30, 2000 and 1999, respectively.

     Amortization of Intangibles. Amortization of intangible assets consists of amortization of goodwill resulting from the acquisition of AXIDIA, a French eBusiness services firm, in August 2000. Amortization of these costs for the three and six months ended September 30, 2000 was $1.2 million. There was no amortization cost related to intangible assets for the three and six months ended September 30, 1999. Intangible assets related to the AXIDIA acquisition will be amortized over two years. Amortization of intangible assets as a percentage of revenue was 1% for the three months ended September 30, 2000, and 1% for the six months ended September 30, 2000, with no amortization in comparable periods of the prior year.

INTEREST AND OTHER INCOME, NET

     Interest and other income, net, increased 140% in the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. For the first six months of fiscal 2001, interest and other income, net increased 253% over the comparable period of the prior fiscal year. This increase was due primarily to higher interest bearing funds resulting from our investing activities during the quarter ended September 30, 2000. In addition, the average balance of our investment is also higher due to proceeds from our public offerings in the prior fiscal year.

PROVISION FOR INCOME TAXES

     Provision for income tax for the three and six months ended September 30, 2000 is $2.3 million. There was no provision for the comparable periods ended September 30, 1999. This provision represents combined federal, state, and foreign income taxes at an effective rate of 40% and 20%, respectively. We have recorded our income tax provision based on estimates of the effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised if necessary to reflect current estimates.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities for the six months ended September 30, 2000 and 1999 was $17.4 million and $18.8 million, respectively. As of September 30, 2000 we had $192.5 million in cash, cash equivalents and short-term investments. We expect that accounts receivable will increase to the extent our revenues rise. Any such increase that occurs at a greater rate than corresponding increases in revenues can be expected to reduce cash, cash equivalents and short-term investments.

     Cash used in investing activities was $2.9 million for the six months ended September 30, 2000. This was due to capital expenditures of approximately $11.0 million and the cash portion of the AXIDIA acquisition for $7.7 million, offset by maturity or sale of short-term investments, net of $15.8 million. Capital expenditures for the six months ended September 30, 2000 and 1999 were approximately $11.0 million and $3.1 million respectively. These expenditures were primarily for computer equipment, software, and furniture and fixtures. We expect that capital expenditures will continue to increase to the extent we increase our headcount, increase the number of our offices and expand our operations. Cash used in investing activities was $44.4 million for the six months ended September 30, 1999 consisting of the purchase of short-term investments of $41.2 million after Scient's initial public offering.

     Cash provided by financing activities was $2.4 million for the six months ended September 30, 2000 and primarily consisted of cash received for the exercise of options to acquire common stock of $8.4 million. Cash provided by financing activities was $66.2 million for the six months ended September 30, 1999 and was primarily derived from proceeds from the sale of common stock through Scient's initial public offering of $62.7 million.

     We have a revolving line of credit for $50.0 million. Borrowings under this line of credit bear interest at either the LIBOR rate plus a range of 2.25% to 2.75% or the bank's prime rate plus up to 0.5% depending on the outstanding balance and the type of draws. As of September 30, 2000, there were no outstanding borrowings under this line of credit. Ten standby letters of credit totaling $39.8 million have been issued against this line of credit.

OTHER FACTORS AFFECTING OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE ABLE TO SUSTAIN PROFITABILITY

     Prior to the quarter ended March 31, 2000, we had a history of successive quarterly losses. We incurred net losses of $16.0 million during the year ended March 31, 2000. As of September 30, 2000, we had an accumulated deficit of $19.7 million. We also expect to continue to incur increasing sales and marketing, infrastructure, development, and general and administrative expenses. As a result, we will need to continue generating significant revenues and manage expenses to maintain profitability. If we do achieve profitability on an annual basis, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. Although our revenues have grown in recent quarters, we do not believe that we can sustain our historical growth rates. Accordingly, you should not view our historical growth rates as indicative of our future revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE HAVE A LIMITED OPERATING HISTORY AND A LIMITED NUMBER OF COMPLETED ENGAGEMENTS THAT MAKE AN EVALUATION OF OUR BUSINESS DIFFICULT

     We were incorporated in November 1997 and began providing services to clients in February 1998. Our limited operating history makes an evaluation of our business and prospects very difficult. Companies in an early stage of development frequently encounter enhanced risks and unexpected expenses and difficulties. These risks, expenses and difficulties apply particularly to us because our market is new and rapidly evolving. Our long-term success will depend on our ability to achieve satisfactory results for our clients and to form long-term relationships with core clients on a global basis. Some of our clients have only limited experience with the eBusinesses we have developed for them. Accordingly, we cannot assure that the eBusinesses we have implemented will be successful in the longer term. If the eBusinesses we have implemented are not successful, our brand will be harmed and we may incur liability to our clients. If one or more of our clients for whom we have done substantial work suffers a significant failure or setback in its eBusiness, our business reputation could be severely damaged, whether or not such failure or setback was caused by our work or within our control. Our ability to obtain new engagements, retain clients and recruit and retain highly-skilled employees could be seriously harmed if our work product or our clients' eBusinesses fail to meet the expectations of our clients.

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

     Our quarterly operating results have varied in the past and are likely to vary significantly from quarter to quarter. As a result, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. A number of factors are likely to cause these variations, including:

     o  Our ability to obtain new and follow-on client engagements;

     o Changes in the financial condition of our clients which may cause them to make late payments of fees to us or to be unable to pay some or all of our fees;

     o  our ability to retain clients on a long-term basis;

     o The amount and timing of expenditures by our clients on a global basis for eBusiness services and variations in budget cycles of our large enterprise clients;

     o Our ability to attract, train and retain skilled management, strategic, technical, design, sales, marketing and support professionals;

     o Our employee utilization rate, including our ability to transition employees quickly from completed projects to new engagements, for which we typically receive little or no notice;

     o   The introduction of new services or products by us or our competitors;

     o   Changes in our pricing policies or those of our competitors;

     o Our ability to manage costs, including personnel costs and support services costs; and

     o   Costs related to the opening or expansion of Scient offices.

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

     Although we have limited historical financial data, we have experienced and expect to continue to experience seasonality in revenues from our eBusiness services. These seasonal trends may materially affect our quarter-to-quarter operating results. Revenues and operating results in our quarter ending December 31 are typically lower relative to our other quarters because there are a lower number of billable days in this quarter due to holidays and vacation days. In addition, operating expenses may increase in each quarter ending September 30, both on absolute terms and as a percentage of revenues, due to the potential hiring of large numbers of recent college graduates, which results in increased salary expenses before such new employees begin to generate substantial revenues for Scient.

FAILURE TO MANAGE OUR GROWTH MAY ADVERSELY AFFECT OUR BUSINESS

     We have grown rapidly and expect to continue to grow over time both by hiring new employees and serving new business and geographic markets. Our growth has placed, and will continue to place, a significant strain on our management and our operating and financial systems. Our headcount has grown from 661 as of September 30, 1999 to 1,868 as of September 30, 2000. We do not believe this growth rate is sustainable for the long-term. Our growth has required and will continue to require us to make substantial expenditures for capital equipment, training, recruiting, and other expansion-related costs, the amount and timing of which will affect our financial results.

     Our growth requires substantial managerial attention to ensure that our colleagues and offices operate at an appropriate level of productivity. Failure to manage effectively the productivity and work quality of our colleagues and offices could seriously harm our operations and financial condition. In addition, we recently opened several additional offices and we expect to open additional offices in the future. If we do not attain the revenue levels and productivity necessary to support such growth, our business, operating results and financial condition could be seriously harmed.

     Our personnel, systems, procedures and controls may be inadequate to support our future operations. In order to accommodate the increased number of engagements, number of clients and the increased size of our operations, we will need to hire, train and retain the appropriate personnel to manage our operations. We will also need to improve our financial and management controls, reporting systems and operating systems. Currently, we are redesigning several internal systems, including recruiting and engagement management systems. We may encounter difficulties in developing and implementing these and other new systems.

OUR CLIENTS MAY BECOME UNABLE OR UNWILLING TO PAY US FOR SERVICES PERFORMED

     We assume a certain level of credit risk with our clients in order to do business. Conditions affecting any of our clients could cause them to become unable or unwilling to pay us in a timely manner, or at all, for services we have already provided them. In the past we have experienced significant collection delays from certain clients, and we cannot predict whether we will continue to experience similar or more severe delays. If one or more of our clients fails or refuses to pay us in a timely manner, or if we are unable to collect a number of large accounts receivable, it could have a material adverse effect on business, operating results and financial condition.

OUR CLIENTS MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL NEEDED TO RETAIN OUR SERVICES OR PAY US FOR SERVICES PERFORMED.

     Some of our current and potential clients, particularly those clients funded primarily by venture capital, need to raise additional funds in order to continue their business and operations as planned. We cannot be certain that these companies will be able to obtain sufficient financing on favorable terms or at all. As a result of an inability to raise necessary financing, some clients may be unable to retain our services or to pay us for services we have already provided them or they may terminate our services earlier than we expect, any of which could seriously harm our business, financial condition and operating results. In particular, some of our current and potential clients funded by venture capital have recently encountered greater difficulty obtaining needed financing and therefore have had difficulty in retaining our services and in paying amounts owed for services provided.

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CLIENTS FOR A SIGNIFICANT PORTION OF OUR REVENUES

     We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of clients. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline substantially. As a result, the loss of any significant client could seriously harm our business, financial condition and operating results. For the three months ended September 30, 2000, our five largest clients accounted for approximately 42% of our revenues, and one client accounted for over 10% of our revenues. The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

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

OUR ABILITY TO ATTRACT, TRAIN AND RETAIN QUALIFIED EMPLOYEES IS CRUCIAL TO OUR RESULTS OF OPERATIONS AND ANY FUTURE GROWTH

     Our success depends in large part on our ability to hire, train and retain project and engagement managers, technical architects, strategists, engineers, design professionals, other technical personnel and sales and marketing professionals of various experience levels. Any inability to hire, train and retain a sufficient number of qualified employees could hinder the growth of our business. Skilled personnel are in short supply, and this shortage is likely to continue for some time. As a result, competition for these people is intense, and the industry turnover rate for them is high. Consequently, we may have difficulty hiring our desired numbers of qualified employees. Moreover, even if we are able to expand our employee base, the expenditure of resources required to attract and retain such employees may adversely affect our operating margins. In addition, some companies have adopted a strategy of suing or threatening to sue former employees and their new employers. As we hire new employees from our current or potential competitors we are likely to become a party to one or more lawsuits involving the former employment of one of our employees. Any future litigation against us or our employees, regardless of the outcome, may result in substantial costs and expenses to us and may divert management's attention away from the operation of our business.

WE DEPEND ON OUR KEY PERSONNEL, AND THE LOSS OF ANY KEY PERSONNEL MAY ADVERSELY AFFECT OUR BUSINESS

     We believe that our success will depend on the continued employment of our senior management team and key technical personnel. This dependence is particularly important to our business because personal relationships are a critical element of obtaining and maintaining client engagements. If one or more members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, such persons would be very difficult to replace and our business could be seriously harmed. Accordingly, the loss of one or more members of our senior management team could have a direct adverse impact on our revenues. In addition, if any of these key employees joins a competitor or forms a competing company, some of our clients might choose to use the services of that competitor or new company instead of our own. Furthermore, clients or other companies seeking to develop in-house eBusiness capabilities may hire away some of our key employees. This would not only result in the loss of key employees but could also result in the loss of a client relationship or a new business opportunity. Any losses of client relationships could seriously harm our business.

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

     Because relatively low barriers to entry characterize our market, we expect more companies to enter our market. We expect that competition will continue to intensify and increase in the future. Some large information technology consulting firms are focusing more resources on eBusiness opportunities. In addition, companies, which offer certain electronic commerce services and products on a hosted platform, have entered the market and we may compete for business with these new entrants. Because we contract with our clients on an engagement-by-engagement basis, we compete for engagements at each stage of our methodology. There is no guarantee that we will be retained by our existing or future clients on later stages of work.

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

     In August 2000, we acquired AXIDIA, a French eBusiness service firm and we may acquire other businesses in the future, which may complicate our management tasks. We may need to integrate widely dispersed operations with distinct corporate cultures. Such integration efforts may not succeed or may distract our management from servicing existing clients. Our failure to successfully manage current and future acquisitions could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we finance the acquisitions by issuing equity or equity linked securities.

WE MAY LOSE MONEY ON FIXED-FEE OR SIMILAR CONTRACTS

     If we miscalculate the resources or time needed to complete engagements with capped or fixed fees or fee structures other than straight time and materials arrangements, our operating results could be seriously harmed. The risk of such miscalculations for us is high because we work with complex technologies in compressed timeframes, and therefore it is difficult to judge the time and resources necessary to complete a project. To date, we have generally entered into contracts with our clients on a time and materials basis, though we sometimes work on a fixed-fee basis, cap the amount of fees we may invoice on time and material contracts without client consent or provide other rate structures for selected clients that deviate from time and materials-arrangements. In the future our strategy is to increase the percentage of our client engagements subject to arrangements with fixed-fee or other similar components, because we believe they have the potential to be more profitable.

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

     Moreover, international operations are subject to a variety of additional risks that could seriously harm our financial condition and operating results. These risks include the following:

     o  Problems in collecting accounts receivable;

     o  The impact of recessions in economies outside the United States;

     o  Longer payment cycles than those in the United States;

     o Local laws or regulations that may impact our operating results or financial condition, such as maximum working hour requirements, overtime laws or other labor or employment restrictions;

     o Restrictions on the import and export of certain sensitive technologies, including data security and encryption technologies that we may use or other local laws or regulations impacting ecommerce, such as privacy and data exchange laws;

     o Seasonal reductions in business activity in certain parts of the world, such as during the summer months in Europe;

     o Changes in regulatory requirements which could raise the cost of doing business or even prevent doing business, or restrict Scient's ability to remove funds or its investments from a country;

     o Changes in currency exchange rates, which could significantly decrease the profitability of operations where payment is in local currency;

     o  Difficulties in staffing and managing foreign operations;

     o Difficulties in using equity incentives for employees, which Scient relies on but which are often less understood outside the U.S; and

     o  Differences in business customs.

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

OUR FAILURE TO MEET CLIENT EXPECTATIONS OR DELIVER ERROR-FREE SERVICES COULD RESULT IN LOSSES AND NEGATIVE PUBLICITY

     Our client engagements involve the creation, implementation and maintenance of eBusiness and other applications that are often critical to our clients' businesses. Any defects or errors in these applications or failure to meet clients' expectations could result in:

   o    Delayed or lost revenues due to adverse client reaction;

   o Requirements to refund some or all of the fees paid by a client or to enter into a settlement with a client to accept a lesser amount of fees than we actually billed;

   o    Requirements to provide additional services to a client at no charge;

   o Negative publicity regarding us and our services, which could adversely affect our ability to attract or retain clients; and

   o Claims for substantial damages against us, regardless of our responsibility for such failure. Our insurance coverage may not be adequate to cover, or may exclude such claims.

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

WE HAVE VARIOUS MECHANISMS IN PLACE TO DISCOURAGE TAKEOVER ATTEMPTS

     Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of Scient that a stockholder may consider favorable. These provisions include:

     o Authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

     o A classified board of directors with staggered, three-year terms, which may lengthen the time required to gain control of our board of directors;

     o Prohibiting cumulative voting in the election of directors, which would otherwise allow less than majority of stockholders to elect director candidates;

     o Requiring super-majority voting to effect certain amendments to our certificate of incorporation and bylaws;

     o  Limitations on who may call special meetings of stockholders;

     o Prohibiting stockholder action by written consent, which requires all actions to be taken at a meeting of the stockholders; and

     o Establishing advance notice requirements for nominations of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

     In addition, Section 203 of the Delaware General Corporation Law and our stock incentive plans and our recently adopted stockholders' rights plan may discourage, delay or prevent a change in control of Scient.

     Risks Related to the Market for Scient Services

OUR SUCCESS WILL DEPEND ON THE CONTINUED SUSTAINABILITY OF A GLOBAL MARKET FOR OUR SERVICES

     We cannot be certain that a viable market for our services will be sustainable. If a viable and sustainable market for our services does not continue to develop and/or if Scient does not accurately predict trends in the market and respond to those trends by providing new services or products, Scient may fail. Even if a market for our services continues to develop, it may not grow at an adequate pace and we may not be able to differentiate our services from those of our competitors. If we are unable to differentiate our services from those of our competitors, our revenue growth and operating margins may decline.

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

     Any new laws and regulations may govern or restrict any of the following issues:

     o   User privacy;

     o The pricing and taxation of goods and services offered over the Internet;

     o   The content of websites;

     o   Consumer protection; and

     o The characteristics and quality of products and services offered over the Internet.

RISKS RELATED TO THE SECURITIES MARKETS

WE MAY NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE

     We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to:

     o   Open new offices, in the United States or internationally;

     o   Create additional global business units;

     o   Enhance our infrastructure and leveragable assets;

     o   Hire, train and retain employees;

     o   Respond to competitive pressures or unanticipated requirements; or

     o   Pursue acquisition opportunities.

     Our failure to do any of these things could seriously harm our operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

OUR STOCK PRICE IS VOLATILE

     The market price of our stock has fluctuated significantly in recent months. The market price may vary in response to any of the following factors, some of which are beyond our control:

      o Changes in financial estimates or investment recommendations relating to our stock by securities analysts;

      o Changes in market valuations of other eBusiness software and service providers or electronic businesses;

      o Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

      o Loss of a major client or the inability of our customers to pay for our services;

      o  Additions or departures of key personnel; and

      o Fluctuations in the stock market price and volume of traded shares generally, especially fluctuations in the traditionally volatile technology, internet, and ecommerce sectors.

WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO OUR EXPECTED STOCK PRICE VOLATILITY

       In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to the historical and projected volatility of our stock price, we may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our financial condition and operating results.

SHARES BECOMING AVAILABLE FOR SALE COULD AFFECT OUR STOCK PRICE

     Sales of a substantial number of shares of common stock, which previously were ineligible for sale due to contractual, securities law or other constraints, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Scient held its Annual Meeting of Stockholders on August 18, 2000. There were 73,245,379 shares of common stock outstanding as of the record date for, and entitled to vote at, the 2000 annual meeting of which 56,551,981 votes were actually present. The following matters were voted upon:

1) Scient solicited and obtained the approval of its shareholders to approve the election of three directors (Frederick W. Gluck, Kenichi Ohmae, and Stephen A. Mucchetti) to serve until Scient's 2003 Annual Meeting or until their successors are elected and qualified. The numbers of shareholders giving their consent for each individual Director was 56,523,159, representing 99.9% of the 56,551,981 shares present at that time.

2) Scient solicited and obtained the approval of its shareholders to approve the appointment of PricewaterhouseCoopers LLP as Scient's independent public accountants for the fiscal year ending March 31, 2001. The numbers of shareholders giving their consent was 56,535,530, representing 99.9 % of the 56,551,981 shares present at that time.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

 EXHIBIT NO.                  DESCRIPTION
 -----------                  -----------
     27.1    Financial Statement Schedule.

(b)  Reports on Form 8-K.

     On July 20, 2000, Scient filed a current report on Form 8-K announcing its adoption of a shareholder rights plan which approved by the Board of Directors the declaration of a dividend distribution of one Preferred Share Purchase Right on each outstanding share of its common stock.

                               SCIENT CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SCIENT CORPORATION

Date: November 14, 2000


                                  By: /S/ WILLIAM H. KURTZ
                                      -------------------------
                                      William H. Kurtz
                                      Chief Financial Officer,
                                      Executive Vice President