Form 10-Q
period 2000-12-31
SCIENT CORP
filed 2001-02-14
CIK 1081394

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

             ONE FRONT STREET, 28TH FLOOR, SAN FRANCISCO, CA 94111 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (415) 498-3100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

     The number of shares outstanding of the Registrant's Common Stock as of December 31, 2000 was 74,167,654.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SCIENT CORPORATION

                                     INDEX

                      PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets.......................    1
         Condensed Consolidated Statements of Operations.............    2
         Condensed Consolidated Statements of Cash Flows.............    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    7
Item 3.  Qualitative and Quantitative Disclosures about Market
         Risk........................................................   20

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   20
Item 2.  Changes in Securities and Use of Proceeds...................   20
Item 3.  Defaults Upon Senior Securities.............................   20
Item 4.  Submission of Matters to a Vote of Security Holders.........   21
Item 5.  Other Information...........................................   21
Item 6.  Exhibits and Reports on Form 8-K............................   21
SIGNATURE............................................................   22

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SCIENT CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,     MARCH 31,
                                                                  2000           2000
                                                              ------------    -----------
                                                              (UNAUDITED)
Current assets
  Cash and cash equivalents.................................    $ 76,398       $108,102
  Short-term investments....................................     103,593        121,046
  Accounts receivable, net..................................      67,346         56,021
  Prepaid expenses and other................................      21,561          9,376
                                                                --------       --------
          Total current assets..............................     268,898        294,545
Long-term investments.......................................          --          3,146
Property and equipment, net.................................      29,060         16,063
Intangibles, net............................................      11,101             --
                                                                --------       --------
                                                                $309,059       $313,754
                                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Bank borrowings, current..................................    $     --       $  1,334
  Accounts payable..........................................       4,873          5,023
  Accrued compensation and benefits.........................      27,685         33,976
  Accrued other expenses....................................      39,746          9,265
  Deferred revenue..........................................       1,953          6,579
  Capital lease obligations, current........................       4,405          2,624
                                                                --------       --------
          Total current liabilities.........................      78,662         58,801
Bank borrowings, long-term..................................          --            865
Capital lease obligations, long-term........................       3,294          2,052
                                                                --------       --------
                                                                $ 81,956       $ 61,718
                                                                --------       --------
Stockholders' equity
  Common stock: $0.0001 par value; 500,000 authorized;
     74,168 and 72,491 shares issued and outstanding,
     respectively...........................................           7              7
  Additional paid-in capital................................     315,264        297,688
  Unearned compensation.....................................      (9,534)       (16,784)
  Accumulated deficit.......................................     (78,634)       (28,875)
                                                                --------       --------
          Total stockholders' equity........................     227,103        252,036
                                                                --------       --------
                                                                $309,059       $313,754
                                                                ========       ========

       See notes to interim condensed consolidated financial statements.

                               SCIENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      DECEMBER 31,            DECEMBER 31,
                                                   -------------------    --------------------
                                                     2000       1999        2000        1999
                                                   --------    -------    --------    --------
                                                       (UNAUDITED)            (UNAUDITED)
Revenues.........................................  $ 79,751    $42,677    $273,117    $ 89,886
Operating expenses:
  Professional services..........................    39,542     19,859     123,468      42,032
  Selling, general and administrative............    52,894     23,993     149,684      56,309
  Restructuring and other related charges........    47,220         --      47,220          --
  Amortization of intangible assets..............     1,750         --       2,917          --
  Stock compensation.............................     2,081      3,697       7,740      12,219
                                                   --------    -------    --------    --------
          Total operating expenses...............   143,487     47,549     331,029     110,560
                                                   --------    -------    --------    --------
Loss from operations.............................   (63,736)    (4,872)    (57,912)    (20,674)
Interest and other income, net...................     2,552        837       8,153       2,426
                                                   --------    -------    --------    --------
Loss before income tax benefit...................   (61,184)    (4,035)    (49,759)    (18,248)
                                                   --------    -------    --------    --------
Income tax benefit...............................    (2,258)        --          --          --
Net loss.........................................  $(58,926)   $(4,035)   $(49,759)   $(18,248)
                                                   ========    =======    ========    ========
Net loss per share:
     Basic and diluted...........................  $  (0.88)   $ (0.07)   $  (0.76)   $  (0.36)
Weighted average common shares:
     Basic and diluted...........................    67,276     57,992      65,319      50,400

       See notes to interim condensed consolidated financial statements.

                               SCIENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................  $(49,759)   $(18,248)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................    10,457       1,558
     Provisions for doubtful accounts.......................    10,203       1,536
     Amortization of unearned compensation..................     7,740      12,219
     Loss on investments....................................     5,993          --
     Change in assets and liabilities:
       Accounts receivable..................................   (20,769)    (32,042)
       Prepaid expenses and other...........................   (12,074)     (6,975)
       Accounts payable.....................................      (301)      3,456
       Accrued expenses.....................................    22,594      18,606
       Deferred revenue.....................................    (4,661)      7,913
                                                              --------    --------
          Net cash used in operating activities.............   (30,577)    (11,977)
                                                              --------    --------
Cash flows from investing activities:
  Purchase of investments, net..............................    14,212     (27,485)
  Cash paid for acquisition.................................    (7,685)         --
  Purchase of property and equipment........................   (14,544)     (5,264)
                                                              --------    --------
          Net cash used in investing activities.............    (8,017)    (32,749)
                                                              --------    --------
Cash flows from financing activities:
  Proceeds from initial public offering, net................        --      62,728
  Proceeds from bank borrowing, net.........................    (2,199)        822
  Proceeds from exercise of common stock options and
     warrants, net..........................................    13,779       5,022
  Purchase of common stock..................................    (2,225)         --
  Principal payments on capital lease obligations...........    (2,882)       (709)
                                                              --------    --------
          Net cash provided by financing activities.........     6,473      67,863
                                                              --------    --------
Effect of exchange rate changes on cash.....................       417          --
Increase/(decrease) in cash and cash equivalents............   (31,704)     23,137
Cash and cash equivalents at beginning of period............   108,102      11,261
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 76,398    $ 34,398
                                                              ========    ========

       See notes to interim condensed consolidated financial statements.

                               SCIENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Scient Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments where Scient does not have the ability to exercise significant influence are accounted for using the cost method. The accompanying condensed consolidated financials statements are unaudited, but in the opinion of management, contain all the adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2000 included in Scient's Annual Report on Form 10-K.

     Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.

 2. NET LOSS PER SHARE

     Basic net loss per share is determined by using the weighed average number of common shares outstanding during the period. Diluted net loss per share is determined by using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. Scient's net loss has not been adjusted for any period presented for purposes of computing basic or diluted net loss per share. For purposes of computing diluted net loss per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Scient's common stock for that period.

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share amounts):

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      DECEMBER 31,            DECEMBER 31,
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
                                                      (UNAUDITED)             (UNAUDITED)
Numerator
  Net loss......................................  $(58,926)   $ (4,035)   $(49,759)   $(18,248)
                                                  ========    ========    ========    ========
Denominator
  Weighted average shares of common stock
     outstanding................................    73,937      71,384      73,348      64,469
  Weighted average unvested common shares to
     repurchase.................................    (6,662)    (13,392)     (8,029)    (14,069)
                                                  --------    --------    --------    --------
  Shares used in computing basic and diluted
     calculation................................    67,275      57,992      65,319      50,400
                                                  ========    ========    ========    ========
Net loss per share:
  Basic and diluted.............................  $  (0.88)   $  (0.07)   $  (0.76)   $  (0.36)
                                                  ========    ========    ========    ========

 3. COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles and also considers the affect of additional economic events that are not required to be recorded

                               SCIENT CORPORATION
in determining net income but are rather reported as a separate component of stockholders' equity. Scient reports foreign currency translation gains and losses and unrealized gains and losses on short term investments as components of comprehensive income. For the three months ended December 31, 2000 and 1999, Scient recorded comprehensive loss of $58.3 million and $4.0 million, respectively. For the nine months ended December 31, 2000 and 1999, Scient recorded comprehensive loss of $49.8 million and $18.2 million, respectively.

 4. RESTRUCTURING AND OTHER RELATED CHARGES

     In December 2000, Scient recorded a restructuring and other related charges of $47 million, consisting of $14 million for headcount reductions, $23 million for consolidation of facilities and related fixed assets, and $10 million of other related restructuring charges. These restructuring and other related charges were taken to align Scient's cost structure with changing market conditions and decreased demand for Scient's services and to create a more flexible and efficient organization. The plan resulted in headcount reduction of approximately 460 employees, which was made up of 67% professional services staff, and 33% core services staff. Many of the positions that were eliminated related to the office closures of our Austin, Texas and Sunnyvale, California facilities.

     Total cash outlay for the restructuring and other related activities will be approximately $30 million. The remaining $17 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs. As of the end of the third quarter of fiscal 2001, $7 million of cash was used for restructuring and other related costs. An additional $10 million cash outlay is expected in the fourth quarter of fiscal 2001, and the remaining cash outlay of approximately $13 million, primarily related to real estate rental obligations, is expected to occur over the next 10 years.

     Restructuring and other related activities as of December 31, 2000 were as follow (in millions):

                                                          SEVERANCE
                                                         AND BENEFITS    FACILITIES    OTHER    TOTAL
                                                         ------------    ----------    -----    -----
Provision for third quarter 2001.......................      $14            $23         $10     $ 47
Amount utilized in third quarter.......................      $(7)           $(8)        $(7)    $(22)
                                                             ---            ---         ---     ----
Balance at December 31, 2000...........................      $ 7            $15         $ 3     $ 25
                                                             ===            ===         ===     ====

     As a result of the deterioration in eBusiness markets, Scient also evaluated the investments held by Scient Capital LLC and determined that these investments had become impaired. Accordingly, an impairment charge of $6 million has been recorded to write these investments down to zero, their estimated fair value at December 31, 2000. This charge has been reported on the statement of operations as a component of restructuring and other related charges.

                               SCIENT CORPORATION

 5. BALANCE SHEET COMPONENTS

     As of December 31, 2000, the account receivable balance detail was as follows:

                                                       DECEMBER 31,    MARCH 31,
                                                           2000          2000
                                                       ------------    ---------
                                                       (UNAUDITED)
Accounts receivable:
  Accounts receivable................................    $62,708        $27,848
  Unbilled fees and services.........................     12,438         29,956
                                                         -------        -------
                                                          75,146         57,804
  Less allowances for doubtful accounts..............     (7,800)        (1,783)
                                                         -------        -------
                                                          67,346         56,021
                                                         =======        =======

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

OVERVIEW

     Our revenues are derived primarily from providing professional services to clients who are expanding or reevaluating their existing businesses to integrate eBusiness capabilities. Although we have historically experienced growth in our revenues, we have recently experienced a decline in revenues quarter to quarter, and we expect to experience a further decline in our revenues for the quarter ended March 31, 2001. We believe that the decline in revenues was primarily due to a broad-based general economic slowdown in which clients have decreased technology budgets, increased competitive pressure from traditional management consulting, information technology services and eBusiness service competitors and a lack of urgency by Global 2000 companies to immediately focus large eBusiness projects.

     We expect that our revenues will be driven primarily by the number and scope of our client engagements, our professional services headcount, and our ability to appropriately staff those engagements and price our services. Revenues from any given client will vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline substantially. For example, our revenues declined in the quarter ended December 31, 2000 and we expect a decline in our revenues for the quarter ended March 31, 2000 in part due to certain clients delaying or stopping the use of our service. In particular, we expect to experience a significant decline in revenue generated from one client who accounted for approximately 11% of our revenues in the quarter ended December 31, 2000. As a result, the loss of this or any other significant client could seriously harm our business and results of operations.

     We generally provide our services on a time and materials basis. For the quarter ended December 31, 2000, approximately 99% of revenues were derived from time and materials contracts, including completed capped fee engagements that were billed and recognized on a time and materials basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed-fee contracts are generally recognized using the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs). Revenues exclude reimbursable expenses charged to clients.

     Professional services expenses consist primarily of compensation and benefits for our colleagues involved with the delivery of professional services. Professional services margins reflect revenues for services less professional services expenses. We expect that our per capita professional services expenses will increase over time due to wage increases and inflation. Our professional services margins are affected by the number of work days in a period and level of billability, defined as the percentage of professional services employees' time that is billed to clients, and such margins will vary in the future. Billability for the three and nine months ending December 31, 2000 was 47% and 62%, and billability for the three and nine months ending December 31, 1999 was 66% and 69% respectively. This decline was primarily due to overcapacity of professional service personnel in light of decreasing market demand for our services. Any significant decline in fees billed to clients, the loss of one or more significant clients, or the failure to match the level of client demand for our services with our professional services capacity without a corresponding decline in professional services expenses, would have a material adverse effect on our professional services margins. In addition, as a matter of business development and client relationship management, we have provided and expect to continue to provide, limited services to certain clients without compensation of professional services fees. Any increase in this activity in a particular quarter would have a material adverse effect on professional service margins. Client engagements currently average six to twelve months' duration. At the end of any engagement, we must re-deploy professional services personnel. Any resulting unbillable time will adversely affect professional services margins.

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

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the relative composition of revenues and selected statements of operational data as a percentage of revenues:

                                                              THREE MONTHS    NINE MONTHS
                                                                 ENDED           ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                              ------------    ------------
                                                              2000    1999    2000    1999
                                                              ----    ----    ----    ----
                                                              (UNAUDITED)     (UNAUDITED)
Revenues....................................................  100%    100%    100%    100%
Operating expenses:
  Professional services.....................................   50      47      45      47
  Selling, general and administrative.......................   66      56      55      63
  Restructuring and other related charges...................   59      --      17      --
  Amortization of intangible assets.........................    2      --       1      --
  Stock compensation........................................    3       8       3      13
                                                              ---     ---     ---     ---
          Total operating expenses..........................  180     111     121     123
                                                              ---     ---     ---     ---
Loss from operations........................................  (80)    (11)    (21)    (23)
Interest and other income, net..............................    3       2       3       3
                                                              ---     ---     ---     ---
Loss before income tax benefit..............................  (77)     (9)    (18)    (20)
Income tax benefit..........................................   (3)     --      --      --
                                                              ---     ---     ---     ---
Net loss....................................................  (74)%    (9)%   (18)%   (20)%
                                                              ===     ===     ===     ===

REVENUES

     Revenues increased 87% in the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999. For the first nine months of fiscal 2001, revenues increased 204% over the comparable period of the prior fiscal year. This increase resulted primarily from increases in the number of clients, the scope of engagements, and billing rate increases. For the three months ended December 31, 2000, our five largest clients accounted for approximately 42% of our revenues, compared to 35% of revenues for the three months ended December 31, 1999. For the nine months ended December 31, 2000, our five largest clients accounted for approximately 36% of our revenues, compared to 35% of revenues for the nine months ended December 31, 1999. During the three and nine months ended December 31, 2000, one client accounted for 12% and 11% of revenues, respectively. For the three and nine months ended December 31, 1999, one client accounted for 9% and 11% of revenues, respectively. Our revenues for the quarter ended December 31, 2000 declined 22% compared to our revenues for the quarter ended September 30, 2000, and we expect a further decline in revenues for the quarter ended March 31, 2001. We believe that the decline in revenues was primarily due to a broad-based general economic slowdown in which clients have decreased technology budgets, increased competitive pressure from traditional management consulting, information technology services and eBusiness service competitors and a lack of urgency by Global 2000 companies to immediately fund large eBusiness projects.

OPERATING EXPENSES

     Professional Services. Our professional service expenses increased 99% in the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999. For the nine months of fiscal 2001, professional services expenses increased 194% over the comparable period of the prior fiscal year. This increase was primarily a result of increased hiring of professional services employees in response to the number of clients and the scope of engagements during that time frame. Professional services expenses as a percentage of revenue increased to 50% from 47% for the three months ended December 31, 2000, as compared to the three months ended December 31, 1999, due primarily to less utilization of professional services colleagues. Professional services expenses as a percentage of revenue decreased to 45% from 47% for the nine months ended December 31, 2000, as compared to the nine months ended December 31, 1999. This decrease is attributed to nine month revenue for the period ending December 31, 2000, increasing at a higher rate than professional service costs.

     Selling, General and Administrative. Selling, general and administrative expenses increased 120% in the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999. For the nine months of fiscal 2001, selling, general, and administrative expenses increased 166% over the comparable period of the prior fiscal year. These increases were primarily due to expenses related to the addition of sales, marketing, recruiting, knowledge management, information technology, finance, legal and administration personnel, bad debt expense, and costs of leasing additional office space. Selling, general and administrative expenses as a percentage of revenue increased to 66% from 56% for the three months ended December 31, 2000, as compared to the three months ended December 31, 1999, due to revenues for the quarter being lower than was expected at the outset of the quarter. Selling, general, and administrative expenses as a percentage of revenue decreased to 55% from 63% for the nine months ended December 31, 2000, as compared to the nine months ended December 31, 1999. This decrease is attributed to nine month revenue for the period ending December 31, 2000, increasing at a higher rate than selling, general and administrative expenses.

     Restructuring and Other Related Charges. For the three and nine months ended December 31, 2000, Scient recorded restructuring and other related charges of $47 million, consisting of $14 million for headcount reductions, $23 million for consolidation of facilities and related fixed assets, and $10 million of other restructuring related charges. These restructuring and other related charges were taken to align Scient's cost structure with changing market conditions and decreased demand for Scient's services to create a more flexible and efficient organization. The plan resulted in headcount reduction of approximately 460 employees which was made up of 67% professional services staff, and 33% core services staff. Many of the positions that were eliminated related to the office closures of our Austin, Texas and Sunnyvale, California facilities. In January, 2001, Scient closed its office in Munich, Germany, which was contemplated in December with the other restructuring plans.

     Total cash outlay for the restructuring and other related activities will be approximately $30 million. The remaining $17 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs. As of the end of the third quarter of fiscal 2001, $7 million of cash was used for restructuring and other related costs. An additional $10 million cash outlay is expected in the fourth quarter of 2001, and the remaining cash outlay of approximately $13 million, primarily related to real estate rental obligations, is expected to occur over the next 10 years.

     Amortization of Intangibles. Amortization of intangible assets consists of amortization of goodwill resulting from the acquisition of AXIDIA, a French eBusiness services firm, in August 2000. Amortization of these costs for the three months ended December 31, 2000 was $1.7 million, and $2.9 million for the nine months ended December 31, 2000. There was no amortization cost related to intangible assets for the three and nine months ended December 31, 1999. Intangible assets related to the AXIDIA acquisition will be amortized over two years. Amortization of intangible assets as a percentage of revenue was 2% for the three months ended December 31, 2000, and 1% for the nine months ended December 31, 2000, with no amortization in comparable periods of the prior year.

     Stock Compensation. We have recorded stock compensation for the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are amortizing this amount over the vesting periods of the applicable options, resulting in amortization expense of $2.1 million and $3.7 million in the three months ended December 31, 2000 and 1999, respectively, and $7.7 million and $12.2 million for the nine months ended December 31, 2000 and 1999, respectively.

INTEREST AND OTHER INCOME, NET

     Interest and other income, net, increased 205% in the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999. For the nine months of fiscal 2001, interest and other income, net increased 236% over the comparable period of the prior fiscal year. This increase was due primarily to larger investment funds and higher interest bearing funds resulting from our investing activities during the quarter ended December 31, 2000. In addition, the average balance of our investment is higher due to proceeds from our public offerings in the prior fiscal year.

PROVISION FOR INCOME TAXES

     Provision for income taxes for the three months ended December 31, 2000 reflected the recording of an income tax benefit of $2.3 million resulting from the reversal of the September 30, 2000 tax provision based on revised profitability estimates after restructuring charges. There was no provision for the comparable periods ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We have primarily funded our operations from cash flow generated from operations and the proceeds from out public stock offerings. Cash used in operating activities for the nine months ended December 31, 2000 and 1999 was $30.6 million and $12.0 million, respectively. As of December 31, 2000 we had $180.0 million in cash, cash equivalents and short-term investments compared to $229.1 million at March 31, 2000.

     Cash used in investing activities was $8.0 million for the nine months ended December 31, 2000. This was due to capital expenditures of approximately $14.5 million and the cash portion of the AXIDIA acquisition for $7.7 million, offset by maturity or sale of short-term investments, net of $14.2 million. Cash used in investing activities was $32.7 million for the nine months ended December 31, 1999 consisting of the purchase of investments of $27.5 million after Scient's initial public offering. We invest predominantly in instruments that are highly liquid, investment grade securities and have maturity of less than one year. Capital expenditures for the nine months ended December 31, 1999 was approximate $5.3 million. These expenditures were primarily for computer equipment, software, and furniture and fixtures.

     Cash provided by financing activities was $6.5 million for the nine months ended December 31, 2000 and primarily consisted of cash received for the exercise of options to acquire common stock of $13.8 million. Cash provided by financing activities was $67.9 million for the nine months ended December 31, 1999 and was primarily derived from proceeds from the sale of common stock through Scient's initial public offering of $62.7 million.

     We have a revolving line of credit of $50.0 million. Borrowings under this line of credit bear interest at either the LIBOR rate plus a range of 2.25% to 2.75% or the bank's prime rate plus up to 0.5% depending on the outstanding balance and the type of draws. As of December 31, 2000, there were no outstanding borrowings under this line of credit. Twelve standby letters of credit totaling $43.3 million have been issued against this line of credit.

     We calculate average days' sales outstanding ("DSO") based on average account receivables for the period divide by average daily sales for that equivalent period. Our DSO has increased significantly from prior quarter as a result of lower average daily sales. We anticipate this trend to continue in the near future as our revenue remains steady or continues to decline.

     We believe that current cash balance and cash generated from operations will be sufficient to fund our current anticipated cash needs through at least the next 12 months. To the extent we are unable to fund our operations from cash flows, we may need to obtain financing in the form of either additional equity or indebtedness. There can be no assurance that additional financing will be available on terms acceptable to us, if at all.

OTHER FACTORS AFFECTING OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

WE HAVE EXPERIENCED, AND EXPECT IN THE FUTURE TO EXPERIENCE, A DECLINE IN OUR REVENUES, WHICH MAY NEGATIVELY IMPACT OUR FINANCIAL RESULTS

     Our revenues for the quarter ended December 31, 2000 declined 22% compared to our revenues for the quarter ended September 30, 2000, and we expect a further decline in revenues for the quarter ending March 31, 2001. We believe the decline in revenues was primarily due to a broad-based general economic slowdown in which clients have decreased technology budgets, increased competitive pressure from traditional management consulting, information technology services and eBusiness service competitors and a lack of urgency by Global 2000 companies to immediately fund large eBusiness projects. As a result of the decline in demand for our services, in the quarter ended December 31, 2000 we reduced our headcount from 1,868 colleagues to 1,492 colleagues and closed offices in Sunnyvale, California and Austin, Texas, and in January 2001, we closed our office in Munich, Germany. We will be required to further reduce our headcount, close more offices or reduce expenses in other areas if our revenues decline or do not increase as anticipated. Our ability to generate revenues will be impaired to the extent we have reduced our operations. In addition, if demand for our services increases in the future, we may not be able to expand our operations, including hiring additional colleagues, to meet this demand in a timely fashion or at all. If we cannot increase our revenues in future periods, our financial results will suffer.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE ABLE TO SUSTAIN PROFITABILITY

     Prior to the quarter ended March 31, 2000, we had a history of successive quarterly losses, and we had a loss for the quarter ended December 31, 2000. We incurred net losses of $16.0 million during the year ended March 31, 2000 and a net loss of $58.9 million for the quarter ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of $78.6 million. As a result, we will need to significantly increase revenues and manage expenses to match demand for our services in order to return to profitability.

WE HAVE A LIMITED OPERATING HISTORY AND A LIMITED NUMBER OF COMPLETED ENGAGEMENTS THAT MAKE AN EVALUATION OF OUR BUSINESS DIFFICULT

     We were incorporated in November 1997 and began providing services to clients in February 1998. Our limited operating history makes an evaluation of our business and prospects very difficult. Companies in an early stage of development frequently encounter enhanced risks and unexpected expenses and difficulties. These risks, expenses and difficulties apply particularly to us because our market is new and rapidly evolving. Our long-term success will depend on our ability to achieve satisfactory results for our clients and to form long-term relationships with core clients on a global basis. Some of our clients have limited experience with the eBusinesses we have developed for them. Accordingly, we cannot assure that the eBusinesses we have implemented will be successful in the longer term or that our services will provide the expected value to our clients. If the eBusinesses we have implemented or other services we have provided are not successful, our brand will be harmed and we may incur liability to our clients. Some of our clients for whom we have done substantial work have suffered a significant failure or setback in their eBusinesses, and may continue to do so in the future. As a result, our business reputation has been damaged, whether or not these failures or setbacks were caused by our work or were within our control. Our ability to obtain new engagements, retain clients and recruit and retain highly-skilled employees could be seriously harmed if our work product or our services fail to meet the expectations of our clients.

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE

     Our quarterly revenues and operating results are volatile and difficult to predict. Our revenues increased on a quarter-to-quarter basis until the quarter ended September 30, 2000 and then decreased 22% for the quarter ended December 31, 2000. We expect a further decline in revenues for the quarter ending March 31, 2001. It is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. The market price for our common stock has decreased significantly in recent months, and if our future operating results are below the expectations of public market analysts or investors, the market price of our common stock may decline further.

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

     - Changes in the financial condition of our clients which may cause them to make late payments of fees to us or to be unable to pay some or all of our fees;

     - Our ability to retain clients on a long-term basis;

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

     - Our ability to manage costs, including personnel costs and support services costs; and

     - Costs related to the opening, expansion, or closing of Scient offices.

     Our revenues are derived primarily from professional services, which we generally provide on a time and materials basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Since personnel and related costs constitute the substantial majority of our operating expenses and since we establish these expenses in advance of any particular quarter, underutilization of our professional services employees or an inability to bill a client for all or a portion of the services we provide may cause significant reductions in our operating results for a particular quarter and could result in losses for such quarter. In addition, we have provided and may provide in the future limited services to clients on a non-billable basis. Any increase in such activity could have a negative impact on our margins. We have hired a large number of personnel in core support services, including knowledge management, technology infrastructure and finance and administration, in order to support our growth over time. As a result, a significant portion of our operating expenses are fixed in the short term. Therefore, any failure to generate revenues according to our expectations in a particular quarter could result in losses for the quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

FAILURE TO MANAGE OUR GROWTH MAY ADVERSELY AFFECT OUR BUSINESS

     We have grown rapidly and may in the future continue to grow over time both by hiring new employees and serving new business and geographic markets. Our growth has placed, and will continue to place, a significant strain on our management and our operating and financial systems. Our headcount has grown from 874 as of December 31, 1999 to 1,492 as of December 31, 2000. We do not believe this growth rate is sustainable for the long-term. Our growth has required and will continue to require us to make substantial expenditures for capital equipment, training, recruiting, and other expansion-related costs, the amount and timing of which will affect our financial results.

     Our growth requires substantial managerial attention to ensure that our colleagues and offices operate at an appropriate level of productivity. Failure to effectively manage the productivity and work quality of our colleagues and offices and the corresponding market demand for our services could seriously harm our operations and financial condition. For example, we reduced our headcount by approximately 460 personnel in the quarter ended December 31, 2000 to reduce overcapacity in certain areas where market demand had slowed or declined. If we do not attain the revenue levels and productivity necessary to support such growth, our business, operating results and financial condition could be seriously harmed.

     Our personnel, systems, procedures and controls may be inadequate to support our future operations. In order to accommodate changing client needs and other engagement management requirements, we will need to update, change, and maintain our various internal systems to support the business and to hire, train and retain the appropriate personnel to manage our operations. We will also need to improve our financial and management controls, reporting systems and operating systems. We may encounter difficulties in developing, maintaining, and implementing these and other systems.

OUR CLIENTS MAY BECOME UNABLE OR UNWILLING TO PAY US FOR SERVICES PERFORMED

     We assume a certain level of credit risk with our clients in order to do business. Conditions affecting any of our clients could cause them to become unable or unwilling to pay us in a timely manner, or at all, for services we have already provided them. In the past we have experienced significant collection delays from certain clients, and we cannot predict whether we will continue to experience similar or more severe delays. In particular, as our client base has shifted to larger enterprise clients with longer billing cycle times, our collections cycle time has increased and may continue to increase in the future. If one or more of our clients fails or refuses to pay us in a timely manner or at all, or if we are unable to collect a number of large accounts receivable, it could have a material adverse effect on business, operating results and financial condition.

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

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CLIENTS FOR A SIGNIFICANT PORTION OF OUR REVENUES

     We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of clients. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline substantially. For example, our revenues declined in the quarter ended December 31, 2000 and we expect a decline in our revenues for the quarter ended March 31, 2000 in part due to certain clients delaying or stopping the use of our services. In particular, we expect to experience a significant decline in revenue generated from one client who accounted for approximately 11% of our revenues in the quarter ended December 31, 2000. As a result, the loss of this or any other significant client could seriously harm our business, financial condition and operating results. For the three months ended December 31, 2000, our five largest clients accounted for approximately 42% of our revenues, and two clients individually accounted for over 10% of our revenues. The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

OUR LACK OF LONG-TERM CONTRACTS WITH CLIENTS REDUCES THE PREDICTABILITY OF OUR REVENUES

     Our clients retain us on an engagement-by-engagement basis, rather than under long-term contracts. As a result, our revenues are difficult to predict. Because we incur costs based on our expectations of future revenues, our failure to predict our revenues accurately may seriously harm our financial condition and results of operations. Although it is our goal to provide the full range of our eBusiness services to our clients, we are generally retained to design and build discrete segments of an overall eBusiness on an engagement-by-engagement basis. Since large client projects involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of a project or that the client will cancel or delay additional planned projects. Such cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to general business or financial conditions of the client resulting in tightened spending on technology. For example, many of our current or potential clients that are in the early stages of development may be unable to retain our services because of financial constraints, and many of our potential Global 2000 customers have recently shown a lack of urgency to pursue large eBusiness initiatives and a number of our clients have recently slowed or stopped altogether the use of our services. In addition, our existing clients can generally reduce the scope of or cancel their use of our services without penalty and with little or no notice. If a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, we must be able to rapidly redeploy our employees to other engagements in order to minimize underutilization of employees and the resulting harm to our operating results. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress.

OUR ABILITY TO ATTRACT, TRAIN AND RETAIN QUALIFIED EMPLOYEES IS CRUCIAL TO OUR RESULTS OF OPERATIONS AND ANY FUTURE GROWTH

     Our success depends in large part on our ability to hire, train and retain project and engagement managers, technical architects, strategists, engineers, design professionals, other technical personnel and sales and marketing professionals of various experience levels. Any inability to hire, train and retain a sufficient number of qualified employees could hinder the growth of our business. In light of our recent restructuring and reduction in headcount, as well as the fact that many of our employees hold options priced well above the market price of our stock, our ability to retain our employees or to recruit and hire new employee may be difficult. Skilled personnel are in short supply, and this shortage is likely to continue for some time. As a result, competition for these people is intense, and the industry turnover rate for them is high. Consequently, we may have difficulty hiring our desired numbers of qualified employees. Moreover, even if we are able to expand our employee base, the expenditure of resources required to attract and retain such employees may adversely affect our operating margins. In addition, some companies have adopted a strategy of suing or threatening to sue former employees and their new employers. As we hire new employees from our current or potential competitors we are more likely to become a party to one or more lawsuits involving the former employment of one of our employees. Any future litigation against us or our employees, regardless of the outcome, may result in substantial costs and expenses to us and may divert management's attention away from the operation of our business.

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

COMPETITION FROM BIGGER, MORE ESTABLISHED COMPETITORS WHO HAVE GREATER FINANCIAL RESOURCES HAS RESULTED, AND COULD IN THE FUTURE RESULT, IN PRICE REDUCTIONS, REDUCED PROFITABILITY AND LOSS OF MARKET SHARE

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

     Because relatively low barriers to entry characterize our market, we expect more companies to enter our market. We expect that competition will continue to intensify and increase in the future. Some large information technology consulting firms and management consulting firms are focusing more resources on eBusiness opportunities. In addition, companies which offer certain electronic commerce services and products on a hosted platform have entered the market, and we may compete for business with these new entrants. Because we contract with our clients on an engagement-by-engagement basis, we compete for engagements at each stage of our methodology. There is no guarantee that we will be retained by our existing or future clients on later stages of work.

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

WE MAY LOSE MONEY ON FIXED-FEE OR SIMILAR CONTRACTS

     To date, we have generally entered into contracts with our clients on a time and materials basis, though we sometimes work on a fixed-fee basis, cap the amount of fees we may invoice on time and material contracts without client consent or provide other rate structures for selected clients that deviate from time and materials arrangements. In the future our strategy is to increase the percentage of our client engagements subject to arrangements with fixed-fee or other similar components. If we miscalculate the resources or time needed to complete engagements with capped or fixed fees or fee structures other than straight time and materials arrangements, our operating results could be seriously harmed. The risk of such miscalculations for us is high because we work with complex technologies in compressed timeframes, and therefore it is difficult to judge the time and resources necessary to complete a project.

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

INTERNATIONAL OPERATIONS ARE EXPENSIVE AND MAY NOT SUCCEED

     We have limited experience in marketing, selling and supporting our services in foreign countries. Development of such skills may be more difficult or take longer than we anticipate, especially due to language barriers, currency exchange risks and the fact that the Internet infrastructure in foreign countries may be less advanced than the United States' Internet infrastructure. We have only recently begun to generate revenues from international operations. We have offices in United Kingdom, Singapore, France, and Japan.

     We may be unable to continue to successfully market, sell, deliver and support our services internationally. For example, we recently closed our German office because we were unable to generate any significant revenues there. If we are unable to conduct our international operations successfully, our business, financial condition and operating results could be seriously harmed. We need to devote significant management and financial resources to our international operations. In particular, we must attract and retain experienced management, strategic, technical, design, sales, marketing and support personnel for our international offices. Competition for such personnel is intense, and we may be unable to attract and retain qualified personnel.

     Moreover, international operations are subject to a variety of additional risks that could seriously harm our financial condition and operating results. These risks include the following:

     - Problems in collecting accounts receivable;

     - The impact of recessions in economies outside the United States;

     - Longer payment cycles than those in the United States;

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

     - Changes in regulatory requirements which could raise the cost of doing business or even prevent doing business, or restrict Scient's ability to remove funds or its investments from a country;

     - Changes in currency exchange rates, which could significantly decrease the profitability of operations where payment is in local currency;

     - Difficulties in staffing and managing foreign operations;

     - Difficulties in using equity incentives for employees, which we rely on but which are often less understood outside the United States; and

     - Differences in business customs.

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

     - Requirements to refund some or all of the fees paid by a client or to enter into a settlement with a client to accept a lesser amount of fees than we actually billed;

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

     In addition, Section 203 of the Delaware General Corporation Law, our stock incentive plans and our recently adopted stockholders' rights plan may discourage, delay or prevent a change in control of Scient.

RISKS RELATED TO THE MARKET FOR SCIENT SERVICES

OUR SUCCESS WILL DEPEND ON THE SUSTAINABILITY OF A GLOBAL MARKET FOR OUR
SERVICES

     We cannot be certain that a viable market for our services will be sustainable. The broad economic slowdown has caused many of our customers and potential customers to decrease their technology spending and our clients to stop or delay the use of our services. If a viable and sustainable market for our services does not develop and/or if we do not accurately predict trends in the market and respond to those trends by providing new services or products, Scient may fail. Even if we develop new services or products, there can be no guarantee that a market will exist for such services and products or that such services and products will adequately respond to market trends. If we invest resources to develop new services and products for which a market does not develop, our business and operating results would be seriously harmed. Even if the market for our services grows, it may not grow at an adequate pace, and we may not be able to differentiate our services from those of our competitors. If we are unable to differentiate our services from those of our competitors, our revenues and operating margins may decline.

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

     - Loss of a major client or the inability or unwillingness of our customers to pay for our services;

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

     None.

(b) Reports on Form 8-K.

     None.

                               SCIENT CORPORATION

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2001                   SCIENT CORPORATION

                                          By:     /s/ WILLIAM H. KURTZ
                                            ------------------------------------
                                                      William H. Kurtz
                                                  Chief Financial Officer,
                                                  Executive Vice President