Form 10-K
period 2001-03-31
SCIENT CORP
filed 2001-06-29
CIK 1081394

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                        COMMISSION FILE NUMBER 000-25893

                               SCIENT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      94-3288107
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                860 BROADWAY
                NEW YORK, NY                                       10003
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (917) 534-8200
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   COMMON STOCK, $0.0001 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $79,401,552 on May 31, 2001 based on the last reported sale price of the Company's common stock on the Nasdaq National Market System on May 31, 2001. There were 73,519,956 shares of common stock outstanding as of May 31, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 24, 2001 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SCIENT CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.   Business....................................................      1
Item 2.   Properties..................................................     18
Item 3.   Legal Proceedings...........................................     18
Item 4.   Submission of Matters to a Vote of Security Holders.........     18

                                   PART II
Item 5.   Market for Company's Common Equity and Related Stockholder
          Matters.....................................................     18
Item 6.   Selected Consolidated Financial Data........................     19
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     20
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     25
Item 8.   Financial Statements and Supplementary Data.................     26
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     26

                                   PART III
Item 10.  Directors and Executive Officers of the Company.............     26
Item 11.  Executive Compensation......................................     27
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     27
Item 13.  Certain Relationships and Related Transactions..............     27

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     27
Signatures............................................................     30
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

     Forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements include but are not limited to statements regarding: our ability to compete favorably in the eBusiness services market and the anticipated success of our market strategy; our beliefs regarding the anticipated growth and size of the market for our services; the results of our services and attendant benefits of those services for our clients; our plans regarding changes to our pricing models and our expectations regarding the impact of those changes; the impact of our restructuring efforts; the impact of our knowledge management system and framework development on the delivery of our services and our operational results; the anticipated results of our Engineer Acceleration Center and the competitive benefits of our delivery model; the development and protection of our intellectual property; factors, including client mix, that may impact our future revenues; our ability to attract and retain appropriately skilled personnel; our expectations regarding amount and type of future expenses and/or our method of accounting for those expenses; and our expectations regarding future revenues, profitability, and other operating and financial results. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under Part I "Business -- Risk Factors". These factors may cause our actual results to differ materially from any forward-looking statement.

                                     PART I

ITEM 1. BUSINESS

     Scient is a leading provider of a category of professional services called systems innovation. Scient provides integrated eBusiness strategy and technology implementation services on a global basis to enterprise clients who want to fully leverage eBusiness technologies as part of their overall business strategy. Scient's service offering includes strategy consulting, systems architecture and design, application and technology infrastructure development, and eBusiness management. Our services are designed to improve a client's competitive position and increase efficiency through the development of innovative business strategies enabled by the integration of emerging and existing technologies.

SERVICES

     Scient uses eBusiness as a catalyst to help its clients unlock the value hidden in their enterprises. Our process leverages our expertise in strategy, customer experience and technology to help clients create new sources of revenue and eliminate cost. Scient also works with clients to increase their organization's abilities to anticipate and capitalize on changes in their business environment. Our service offering includes strategy consulting, architecture and design services, application and technology infrastructure development, and eBusiness management. The following descriptions highlight the primary services that we offer.

     Strategy Consulting. We work with clients to tailor a business strategy designed to provide them with measurable results. Our goal is to leverage the industry and eBusiness experience and knowledge base of our professionals along with the experiences of our clients' senior executives to formulate innovative, executable and flexible eBusiness strategies.

     Architecture and Design. In addition to strategy, Scient offers architecture and design capabilities to its clients. Using a variety of technologies, we architect eBusiness applications and technology infrastructure for clients. Recognizing that the technical infrastructure becomes the foundation for any future application development, our technology infrastructure design services focus on enabling eBusiness applications to be reliable, robust, secure, scalable and extensible. Additionally, Scient offers customer experience design to its clients. Because Scient considers the user interface to be more than just visual design, we incorporate our abilities in information architecture, user interface engineering, editorial services, and usability research to develop systems with innovative customer experience.

     Application and Technology Infrastructure Development. We build and implement innovative eBusiness applications and technology infrastructure that take into account the current and future business needs of our clients. This can be accomplished through our Engineer Acceleration Center (EAC), with teams located either on the client's site or in our dedicated facilities in Dallas, Texas. Our EAC was established to provide deeply skilled teams, an integrated customer experience and technology process, along with dedicated technology to provide the most efficient, effective and highest quality solutions to our clients. The EAC offers a pre-configured development environment to our clients that is intended to establish processes, project management structures, and standards that reduce overall project risks. All of this results in a reduced cost of development and a potential accelerated return on investment for our clients. We recognize that new types of communications devices are proliferating, network usage is expanding, and the future of eBusiness will be dependent upon the development and integration of a variety of technologies. We build applications and technology infrastructure intended to accommodate these changes in the eBusiness environment. Our applications and technology infrastructure development services utilize our capabilities in application software, networks, systems, security and infrastructure architecture. Scient develops applications and technology infrastructure to be robust and to serve as the foundation for eBusiness innovations that can link to existing systems and technologies.

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

THE SCIENT APPROACH(TM) METHODOLOGY

     The Scient Approach methodology is a well-defined process that helps us efficiently and successfully deliver our services. This methodology provides a framework that facilitates the distribution of knowledge within an engagement and across all parts of our firm. The Scient Approach methodology is designed to allow us to provide consistent quality across engagements and to deliver high value to clients in all aspects of our services.

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

     Conceive. During the Conceive stage of the approach, Scient works closely with the client to define the overall business strategy for the eBusiness, including market positioning and value offering. The five components of the Conceive stage include Assessing, Visioning, Conceptualizing, Prototyping, and Defining. Upon completion of the Conceive stage, Scient should have the information necessary to define key business success factors and to prioritize the client's eBusiness initiatives based on a common understanding of the client's eBusiness objectives.

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

     Scient has established the Engineer Acceleration Center (EAC) in Dallas, Texas to provide world class software engineering. The EAC provides deeply skilled teams, integrated customer experience and technology processes, and dedicated technology to achieve the most efficient, effective, and highest quality solutions for our clients.

     - Transition to the EAC. In this phase, the Scient project team and EAC transition team work to transition the project into the EAC by understanding the major project components, identify gaps and risks, develop solutions and risk mitigation plans, and establish project responsibilities to ensure the successful delivery of the project.

     - Engineer-Detailed Design. In this phase, Scient works with the client to finalize specific details of the requirements, including all customer interaction interfaces and detailed technical designs.

     - Engineer-Construct. In this phase, the modules of the application are built, refined and unit tested. This phase is aimed at producing the tangible results for the client that were identified in the earlier stages of the Scient Approach methodology. Development and QA environments are constructed, software development is completed, code reviews are performed, and unit testing takes place.

     - Engineer-Test. In this phase, applications are tested to ensure they meet functional, technical and user requirements. This phase intends to ensure that the engineered applications perform in accordance with the requirements defined in the Architect stage. The EAC offers a full suite of functional, integration, and system testing to ensure the overall quality and robustness of the delivered system.

     - Engineer-Deploy. In this phase, the system is deployed into a production environment, providing the necessary support and rapid issue resolution. The Engineer-Deploy phase will deliver the eBusiness system in its production environment typically employing performance, security, user acceptance, and limited volume beta test, followed by a full-scale introduction to the complete target user population.

     Upon completion of the Engineer stage, Scient delivers the system to the client. During the transition to operate phase, the Scient team completes all final deliverables, produces the final distribution media, and conducts formal transition meetings with the appropriate client operations team.

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

      - eSolution Management. This area focuses on the day-to-day operations of the eBusiness, allowing our client to focus on their core competencies. The eSolution Management has three steps:

      - Implement. In this step, the client's operational requirements and architecture are assessed. A high availability management solution is then implemented.

      - Manage. In this step, the client's ongoing eBusiness systems are managed including application management, performance management, content management and system security management.

      - Transition. In this step, Scient transfers knowledge and techniques enabling the client to maintain and manage their eBusiness.

      - eBusiness Management. This area focuses on the strategic planning of an eBusiness solution and extending it into new versions with improved capabilities. This involves continued re-innovation and improvement in the eBusiness solution, implemented via a series of new releases with enhanced capabilities.

SALES AND MARKETING

     Through our global direct sales force and marketing organization, we market and sell our services to clients who are creating eBusinesses or are rethinking or expanding their existing businesses to integrate eBusiness capabilities. Our sales professionals are aligned within global business units. We currently target five principal markets:

     - Financial Services Markets, including financial products and services providers such as investment and commercial banks, securities firms, insurance companies, credit card companies, and online brokerages and lending institutions;

     - Enterprise Markets, which includes Global 1000 companies facing the challenges of adapting their businesses' traditional procurement and distribution networks to take advantage of eBusiness capabili-ties including industrial products, consumer packaged goods, manufacturing, energy, transportation and logistics;

     - Telecommunications and Utilities Markets, including large international telecommunications companies, competitive local exchange carriers, internet service providers, telecommunications equipment providers, and entities delivering voice, data and video services to their customers through various delivery technologies, and the utility marketplace including gas, electric, and water companies;

     - Health and Wellness Markets, which includes pharmaceuticals, biotechnology, genomes, medical products and technology and consumer wellness, and diagnostics; and

     - Media and Entertainment Markets, including diversified media companies, advertiser-supported media companies, entertainment service providers, professional sports leagues, suppliers of recorded entertainment, suppliers of live entertainment, information service companies and book publishers.

     As of March 31, 2001, our global sales and marketing organization consisted of 47 professionals. We employ a team selling approach, whereby our sales people collaborate with our business unit professionals and management to identify prospects, conduct sales and manage client relationships. Due to the strategic nature of our engagements, we typically negotiate with the senior business and technical management personnel of our current and potential clients.

     Our marketing efforts are focused on creating awareness of the systems innovation category, establishing Scient as the leader in this category and building the Scient brand on a global basis. Scient uses a broad mix of programs to accomplish these goals, including market research, brochures, information pieces published for industry forums, public relations activities, marketing programs, seminars and speaking engagements and website marketing.

CLIENTS

     We have performed professional services for a variety of clients in many industries around the world. We are currently focused on serving companies in the Financial Services, Enterprise, Telecommunications and Utilities, Health and Wellness, and Media and Entertainment markets. From inception through March 31, 2001, Scient has served over 165 clients and has helped its clients launch approximately 50 eBusinesses. In the year ended March 31, 2001, our five largest clients accounted for approximately 36% of our revenues.

     We generally enter into contracts with our clients on a time and materials basis, though we sometimes work on a fixed-fee basis or cap the amounts we may invoice. In the future, we anticipate an increasing percentage of our client engagements will be under arrangements with fixed-fee components. If we miscalculate the resources or time we need to complete engagements with capped or fixed fees, our operating results could be seriously harmed. Because of the strategic and competitively sensitive nature of the engagements we perform for some of our clients, we sometimes agree not to perform services for our clients' competitors or in a particular field for limited periods of time. These non-compete agreements reduce the number of our prospective clients and reinforce the importance of our client selection.

INNOVATION CENTERS

     Scient's professional services colleagues are organized into areas of expertise and core competencies called Innovation Centers. Our Innovation Centers are designed to address the full range of expertise and competencies needed in order to address the eBusiness needs of clients in our targeted markets. When we deliver services to our clients, we typically build an integrated team of professionals from several or all of our Innovation Centers. In addition, the Innovation Centers promote the development of specialized knowledge, techniques and experience and foster the training, mentoring and professional development of its members. Each of Scient's professional service colleagues is in one of the following Innovation Centers:

     - Business Strategy and Architecture Innovation Center -- Provides consulting services to define and implement the strategic business, organization, market and brand direction for an eBusiness. Includes strategy consultants and industry experienced managers, each of whom is focused on one of Scient's targeted markets;

     - Customer Experience Innovation Center -- Integrates the disciplines of branding and identity systems, information architecture, content strategy and editorial systems, creative strategy and visual design, user interface engineering, front-end technology and qualitative user testing to deliver integrated brand and user experience to eBusinesses;

     - Technology Innovation Center -- Delivers the technical skills and expertise necessary to manage, strategize, analyze, architect and engineer the applications and infrastructure of eBusinesses, including project management, databases, security, network infrastructure, applications, software development, testing and quality assurance. The Technology Innovation Center includes the management of Scient's relationships with technology vendors; and

     - Asset Services Innovation Center -- Defines and manages the eBusiness assets Scient delivers to clients on a subscription, annuity or service bureau basis. The Asset Services Innovation Center works with other Innovation Centers, global business units, operations, finance and management to package and subsequently manage those aspects of Scient's assets that can be offered on subscription, annuity or service bureau basis.

NEIGHBORHOODS

     Scient has established neighborhoods, or organized communities of interest, that pursue and develop ideas, focus on quality and efficiency improvements, and establish points of view to improve colleague and client satisfaction. Our neighborhoods span across our global business units, innovation centers and core services units to minimize redundancies and maximize colleague team-building, participation and innovation. As of March 31, 2001, Scient had over 20 neighborhoods, spanning areas of interest such as emerging technologies, eOrganizational issues and customer relationship management.

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

CORE ENGINEERING LABS

     We have established Core Engineering Labs that are responsible for identifying and evaluating new hardware and software products and emerging technologies. The Core Engineering Labs exist within the EAC in Dallas and at the client's site. They support engagement teams during the initial implementation of new products and technologies. In addition, the Core Engineering Labs are responsible for integrating new products and technologies into the Scient Approach methodology in order to help us manage the risk to clients of working with new products and emerging technologies. We believe that gaining experience with these new technologies and products in the Core Engineering Labs enables us to develop and implement applications and systems for clients more quickly than we otherwise could and with less interruption to and reliance on clients' systems during engagements.

COMPETITION

     Competition in the eBusiness services market is intense. We compete against companies selling electronic commerce software and services, including those offering such products and services on a hosted basis, and the in-house development efforts of companies seeking to engage in electronic commerce.

     Our current competitors include the following:

     - Systems integrators that primarily engage in fixed-time/fixed-fee contracts, such as Sapient, Cambridge Technology Partners, and Viant;

     - Large systems integrators, such as Accenture and the consulting arms of the "Big Five" accounting firms;

     - The professional services groups of computer equipment companies, such as IBM;

     - Outsourcing firms, such as Computer Sciences Corporation and Electronic Data Systems;

     - Web consulting firms and online agencies, such as Agency.com, iXL, Proxicom, and Razorfish;

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

     - Value of services provided compared to the price of services.

     - The quality of services and deliverables, technical and strategic expertise, project management capabilities, reputation and experience of professionals delivering the service;

     - The effectiveness of sales and marketing efforts, brand recognition, and the size of the firm.

     We believe that we presently compete favorably with respect to most of these factors. In particular, we believe that we offer an integrated set of strategic consulting and customer experience skills and technological expertise that many existing service providers are not well suited to provide. However, the market for eBusiness services is highly competitive and we cannot be certain that we will compete successfully in the future. We expect that competition will continue to intensify in the future, particularly as large IT consulting firms focus more resources on eBusiness opportunities. Because we contract with our clients on an engagement-by-engagement basis, we compete for engagements at each stage of our methodology. There is no guarantee that we will be retained by our existing or future clients on later stages of work. See "Risk
Factors -- Competition from Bigger, More Established Competitors Who Have Greater Financial Resources Has Resulted and Could in the Future Result, in Price Reductions, Reduced Profitability and Loss of Market Share."

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

COLLEAGUES AND CORPORATE CULTURE

  Colleagues

     We generally use the term "colleagues" instead of "employees" to reinforce our one-firm concept and collegial culture. As of March 31, 2001, we had a total of 1,333 colleagues. Of these, 964 were in professional services, 47 in sales and marketing, 27 in recruiting and 295 in core services, including Knowledge Management, Technology, People, Finance and Administration. We have offices in San Francisco, New York, Dallas, Chicago, Boston, Paris, Tokyo, London, and Singapore. Subsequently, we have undertaken restructuring efforts to reduce our workforce and our offices; these activities are discussed in more detail in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. None of our colleagues is represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our colleagues are good.

  Corporate Culture

     We believe that developing a rich environment and a one-firm concept with a shared culture is critical to Scient becoming an employer of choice for management, strategic, technical, design, sales, marketing and support professionals of all levels. We actively foster a set of core values that were developed jointly by management and Scient's colleagues. These values include a dedication to maintaining an innovative and empowering environment where we work as a team to achieve total client satisfaction and provide our colleagues with personal and professional growth opportunities. In addition, we believe that by linking employee compensation to the success of Scient through our incentive compensation program, we encourage an owner attitude, which we believe results in decisions that benefit our clients, our colleagues and our company. We believe that our ability to attract and retain high-caliber colleagues will be in large part dependent on our adherence to a one-firm culture supported by the following values:

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

RISKS RELATED TO OUR BUSINESS

WE HAVE EXPERIENCED, AND EXPECT IN THE FUTURE TO EXPERIENCE, A DECLINE IN OUR REVENUES, WHICH WILL NEGATIVELY IMPACT OUR FINANCIAL RESULTS

     Our revenues for the quarter ended March 31, 2001 declined 66% compared to our revenues for the quarter ended December 31, 2000, and we expect that we will experience a further decline in revenues for the quarter ending June 30, 2001. We believe the decline in revenues was primarily due to a broad-based general economic slowdown in which clients have significantly tightened technology budgets, increased competitive pressure from traditional management consulting, information technology services and eBusiness service competitors and a lack of urgency by Global 2000 companies to immediately fund large eBusiness projects. As a result of the decline in demand for our services, in the quarter ended December 31, 2000 we reduced our headcount from 1,868 colleagues to 1,492 colleagues and closed offices in Sunnyvale, California and Austin, Texas, and in January 2001, we closed our office in Munich, Germany. In the quarter ended March 31, 2001, our headcount further decreased from 1,492 colleagues to 1,333 colleagues, and in April 2001, we implemented the reduction of up to 850 additional positions, the closing or significant reduction of our San Francisco, Los Angeles, Boston, Chicago, and New Jersey offices, as well as similar actions in our international offices, and the move of our headquarters from San Francisco to New York. We will be required to further reduce our headcount, close more offices or reduce expenses in other areas if our revenues continue to decline or are not sufficient to support our cost structure. Our ability to generate revenues will be impaired to the extent we have reduced our operations. In addition, if demand for our services increases in the future, we may not be able to expand our operations, including hiring additional colleagues, to meet this demand in a timely fashion or at all. If we cannot increase our revenues in future periods, our financial results will suffer.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE ABLE TO RETURN TO PROFITABILITY

     Prior to the quarter ended March 31, 2000, we had a history of successive quarterly losses, and we had losses for the quarter ended December 31, 2000 and March 31, 2001. We incurred net losses of $16.0 million for the year ended March 31, 2000, net losses of $140.0 million for the year ended March 31, 2001 and a net loss of $90.2 million for the quarter ended March 31, 2001. As of March 31, 2001, we had an accumulated deficit of $168.8 million. As a result, we will need to increase revenues and manage expenses in order to return to profitability.

WE HAVE A LIMITED OPERATING HISTORY AND A LIMITED NUMBER OF COMPLETED ENGAGEMENTS THAT MAKE AN EVALUATION OF OUR BUSINESS DIFFICULT

     We were incorporated in November 1997 and began providing services to clients in February 1998. Our limited operating history and fluctuating operating results makes an evaluation of our business and prospects very difficult. Companies in an early stage of development frequently encounter enhanced risks and unexpected expenses and difficulties. These risks, expenses and difficulties apply particularly to us because our market is new and rapidly evolving. Our long-term success will depend on our ability to achieve satisfactory results for our clients and to form long-term relationships with core clients on a global basis. Some of our clients have limited experience with the eBusinesses we have developed for them. Accordingly, we cannot assure that the eBusinesses we have implemented will be successful or that our services will provide the expected value to our clients. Some of our clients for whom we have done substantial work have suffered a significant failure, problem or setback in their eBusinesses, and/or the related technology, and may continue to do so in the future. As a result, our business reputation has been damaged, whether or not these failures, problems or setbacks were caused by our work or were within our control. Our ability to obtain new engagements, retain clients and recruit and retain highly skilled employees could be seriously harmed if our work product or our services fail to meet the expectations of our clients.

OUR QUARTERLY AND ANNUAL REVENUES AND OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE

     Our quarterly revenues and operating results are volatile and difficult to predict. Our revenues increased on a quarter-to-quarter basis through the quarter ended September 30, 2000 and then decreased 22% for the quarter ended December 31, 2000 and decreased 66% for the quarter ending March 31, 2001. We expect that we will experience a further decline in revenues for the quarter ending June 30, 2001. It is likely that in future periods our operating results will continue to be below the expectations of public market analysts or investors. The market price for our common stock has decreased significantly in recent months, and if our future operating results are below the expectations of public market analysts or investors, the market price of our common stock may decline further.

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

     - Failure or delay by clients in paying our invoiced fees and expenses;

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

     - Our ability to manage costs, including personnel costs and support services costs; and

     - Costs related to the closing, opening, shrinking or expanding of Scient offices.

     Our revenues are derived primarily from professional services, which we generally provide on a time and materials basis, although we have in the past and expect in the future to provide professional services on a fixed-fee basis and on a time and materials basis with a cap on the amount of fees we may invoice without client consent. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Since personnel and related costs constitute the substantial majority of our operating expenses and since we establish these expenses in advance of any particular quarter, underutilization of our professional services employees or an inability to bill a client for all or a portion of the services we provide may cause significant reductions in our operating results for a particular quarter and could result in losses for such quarter. In addition, we have provided and may provide in the future limited services to clients on a non-billable basis. Any increase in such activity could have a negative impact on our margins and other operating results. A significant percentage of our employees are in core support services, including technology infrastructure, human resources, and finance and administration, in order to support our expected growth over time. As a result, a significant portion of our operating expenses is fixed in the short term. Therefore, any failure to generate revenues according to our expectations in a particular quarter could result in losses for the quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

FAILURE TO MANAGE OUR GROWTH MAY ADVERSELY AFFECT OUR BUSINESS

     We have experienced periods of rapid growth and may in the future resume growing both by hiring new employees and serving new business and geographic markets. Our historical growth has placed, and our plans for future growth will continue to place, a significant strain on our management and our operating and financial systems. We do not believe our past growth rate is sustainable for the long-term. Our growth has required and will continue to require us to make substantial expenditures for capital equipment, training, recruiting, and other expansion-related costs, the amount and timing of which has and will affect our financial results.

     Our business requires substantial managerial attention to ensure that our colleagues and offices operate at an appropriate level of productivity. Failure to effectively manage the productivity and work quality of our colleagues and offices and the corresponding market demand for our services could seriously harm our operations and financial condition. For example, we reduced our headcount by approximately 460 personnel in the quarter ended December 31, 2000 and in April 2001 we implemented plans to further reduce our headcount by up to 850 personnel to reduce overcapacity in certain areas where market demand had slowed or declined. If we do not attain the revenue levels and productivity, our business, operating results and financial condition could be seriously harmed.

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

OUR CLIENTS MAY BECOME UNABLE OR UNWILLING TO PAY US FOR SERVICES PERFORMED

     We assume a certain level of credit risk with our clients in order to do business. Conditions affecting any of our clients could cause them to become unable or unwilling to pay us in a timely manner, or at all, for services we have already provided them. In the past we have experienced significant collection delays from certain clients, and we cannot predict whether we will continue to experience similar or more severe delays. In particular, as our client base has shifted to larger enterprise clients with longer billing cycle times and/or unpredictable budget processes, our collections cycle time, and problems in collecting invoiced amounts has increased and may continue to increase in the future. If one or more of our clients fails or refuses to pay us in a timely manner or at all, or if we are unable to collect a number of large accounts receivable, it could have a material adverse effect on business, operating results and financial condition.

THE IMPACT OF OUR RESTRUCTURING EFFORTS MAY ADVERSELY AFFECT OUR OPERATING
RESULTS

     In response to the recent decline in our revenues in the past several quarters, we implemented the reduction of our headcount by approximately 460 personnel in the quarter ended December 31, 2000, and in April and May 2001 we implemented plans to further reduce our headcount by up to 850 personnel to reduce overcapacity in certain areas where market demand had slowed or declined. We also implemented plans to close, divest or reduce the size of offices in the U.S. and internationally and to move our corporate headquarters from San Francisco to New York. We expect that these actions may have an adverse impact on our ability to obtain new clients and to retain and hire qualified personnel. For example, our Chief Financial Officer, Bill Kurtz, announced his resignation from the company in connection with the move of our headquarters. In addition, in conjunction with these restructuring efforts, we will need to attempt to sublease, assign or otherwise divest ourselves of significant obligations under various real estate leases. These leases represent a significant portion of our operating expenses on an ongoing basis. If we are unable to decrease these expenses in the anticipated time frame, it could have a material adverse effect on our business, operating results and financial condition.

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

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CLIENTS FOR A SIGNIFICANT PORTION OF OUR REVENUES

     The loss of any significant client could seriously harm our business, financial condition and operating results. For the three months ended March 31, 2001, our five largest clients accounted for approximately 62% of our revenues, and three clients individually accounted for over 10% of our revenues. We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of clients. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline substantially. For example, our revenues declined in the quarter ended March 31, 2001 compared to the quarter ended December 31, 2000 and we expect that we will experience a decline in our revenues for the quarter ended June 30, 2001 in part due to certain clients delaying or stopping the use of our services. In particular, we expect to experience a significant decline in revenue generated from one client, who accounted for approximately 31% of our revenues in the quarter ended March 31, 2001. The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

OUR LACK OF LONG-TERM CONTRACTS WITH CLIENTS REDUCES THE PREDICTABILITY OF OUR REVENUES

     Our clients retain us on an engagement-by-engagement basis, rather than under long-term contracts. As a result, our revenues are difficult to predict. Because we incur costs based on our expectations of future revenues, our failure to predict our revenues accurately may seriously harm our financial condition and results of operations. Although it is our goal to provide the full range of our eBusiness services to our clients, we are generally retained to design and perform discrete segments of work on an engagement-by-engagement basis. Since large client projects involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of a project or that the client will cancel or delay additional planned projects. For example, many of our current or potential clients that are in the early stages of development may be unable to retain our services because of financial constraints, and many of our potential Global 2000 customers have recently shown a lack of urgency to pursue large eBusiness initiatives and a number of our clients have recently slowed or stopped altogether the use of our services. In addition, our existing clients can generally reduce the scope of or cancel their use of our services without penalty and with little or no notice. If a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, we must be able to rapidly redeploy our employees to other engagements in order to minimize underutilization of employees and the resulting harm to our operating results. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress.

ATTRACTING, TRAINING, AND RETAINING QUALIFIED EMPLOYEES WILL BECOME MORE DIFFICULT FOLLOWING OUR HEADCOUNT REDUCTIONS

     Our success depends in large part on our ability to hire, train and retain project and engagement managers, technical architects, strategists, engineers, design professionals, other technical personnel and sales and marketing professionals of various experience levels. Any inability to hire, train and retain a sufficient number of qualified employees could hinder the growth and success of our business. In light of our recent restructuring and reduction in headcount, as well as the fact that many of our employees hold options priced above the market price of our stock, our ability to retain our employees or to recruit and hire new employees may be difficult. Skilled personnel are in short supply, and this shortage is likely to continue for some time. As a result, competition for these people is intense, and the industry turnover rate for them is high. Consequently, we may have difficulty hiring our desired numbers of qualified employees. Moreover, even if we are able to expand our employee base, the expenditure of resources required to attract and retain such employees may adversely affect our operating margins. In addition, some companies have adopted a strategy of suing or threatening to sue former employees and their new employers. As we hire new employees from our current or potential competitors we are more likely to become a party to one or more lawsuits involving the former employment of one of our employees. Any future litigation against us or our employees, regardless of the outcome, may result in substantial costs and expenses to us and may divert management's attention away from the operation of our business.

WE DEPEND ON OUR KEY PERSONNEL, AND THE LOSS OF ANY KEY PERSONNEL MAY ADVERSELY AFFECT OUR BUSINESS

     We believe that our success will depend on the continued employment of our senior management team. This dependence is particularly important to our business because personal relationships are a critical element of obtaining and maintaining client engagements. If one or more members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, such persons may be very difficult to replace and our business could be seriously harmed. Our Chief Financial Officer, Bill Kurtz, announced his resignation from the company effective June 30, 2001. The loss of this or other members of our senior management team could have a direct adverse impact on our revenues. In addition, if any of these key employees joins a competitor or forms a competing company, some of our clients might choose to use the services of that competitor or new company instead of our own. Furthermore, clients or other companies seeking to develop in-house eBusiness capabilities may hire away some of our key employees. This would not only result in the loss of key employees but could also result in the loss of a client relationship or a new business opportunity. Any losses of client relationships could seriously harm our business.

COMPETITION FROM BIGGER, MORE ESTABLISHED COMPETITORS WHO HAVE GREATER FINANCIAL RESOURCES HAS RESULTED, AND COULD IN THE FUTURE RESULT, IN PRICE REDUCTIONS, LARGER LOSSES AND LOSS OF MARKET SHARE

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

     Because relatively low barriers to entry characterize our market, we expect more companies to enter our market. We expect that competition will continue to intensify and increase in the future. Some large management consulting firms and information technology firms, such as Accenture, IBM, and CSC, have focused more resources on eBusiness opportunities. In addition, companies which offer electronic commerce services and products on a hosted platform, such as Loudcloud, NaviSite, and Genuity, have entered the market for eBusiness services, and we may compete for business with these new entrants. Because we contract with our clients on an engagement-by-engagement basis, we compete for engagements at each stage of our methodology. There is no guarantee that we will be retained by our existing or future clients on later stages of work.

     Many of our current competitors have longer operating histories, larger client bases, larger professional staffs, greater brand recognition and greater financial, technical, marketing and other resources than we do. This has in the past placed us, and may continue to place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and they may also be able to devote more resources to the development, promotion and sale of their services than we can. Competitors that offer more standardized or less customized services than we do may have a substantial cost advantage, which could force us to lower our prices, adversely affecting our operating margins.

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

WE MAY LOSE MONEY ON FIXED-FEE OR SIMILAR CONTRACTS

     To date, we have generally entered into contracts with our clients on a time and materials basis, though we have in the past and expect in the future to enter into contracts to perform work on a fixed-fee basis, to cap the amount of fees we may invoice on time and material contracts without client consent or to provide other rate structures for selected clients that deviate from time and materials arrangements. If we miscalculate the resources or time needed to complete engagements with capped or fixed fees or fee structures other than straight time and materials arrangements, our operating results could be seriously harmed. The risk of such miscalculations for us is high because we work with complex technologies in compressed timeframes, and therefore it is difficult to judge the time and resources necessary to complete a project.

WE SOMETIMES AGREE NOT TO PERFORM SERVICES FOR OUR CLIENTS' COMPETITORS

     We sometimes agree not to perform services for competitors of our clients for limited periods of time. These non-compete agreements reduce the number of our prospective clients and the number of potential sources of revenue. In addition, these agreements increase the significance of our client selection process because many of our clients compete in markets where only a limited number of players gain meaningful market share. If we agree not to perform services for a particular client's competitors and our client fails to capture a significant portion of its market, we are unlikely to receive future revenues in that particular market.

INTERNATIONAL OPERATIONS ARE EXPENSIVE AND MAY NOT SUCCEED

     Our international operations accounted for approximately 16.4% of our total revenues for the year ended March 31, 2001. We have limited experience in marketing, selling and supporting our services in foreign countries. Development of such skills may be more difficult or take longer than we anticipate, especially due to language barriers, currency exchange risks and the fact that the Internet infrastructure in foreign countries may be less advanced than the United States' Internet infrastructure. We have only recently begun to generate revenues from international operations.

     We may be unable to continue to successfully market, sell, deliver and support our services internationally. For example, we recently closed our German office because we were unable to generate any significant revenues there, and as we announced in April 2001, we plan to take similar steps with respect to our other international operations that fail to generate adequate revenue resulting in the divestiture of 80% of our interests in each of our French and Tokyo subsidiaries. If we are unable to conduct our international operations successfully, our business, financial condition and operating results could be seriously harmed. We need to devote significant management and financial resources to our international operations. In particular, we must attract and retain experienced management, strategic, technical, design, sales, marketing and support personnel for our international offices. Competition for such personnel is intense, and we may be unable to attract and retain qualified personnel.

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

OUR EFFORTS TO DEVELOP BRAND AWARENESS OF OUR SERVICES MAY NOT BE SUCCESSFUL

     An important element of our business strategy is to develop and maintain widespread awareness of the Scient brand name on a global basis. Our brand may be closely associated with the business success or failure of some of our high-profile clients, many of whom are pursuing unproven business models in competitive markets. As a result, the failure or difficulties of one of our high-profile clients may damage our brand. Specifically, as disclosed above, our business reputation has been negatively impacted by certain failures or problems experienced by some of our clients in the recent past, whether or not these failures, problems, or setbacks were caused by our work or were within our control. If we fail to successfully promote and maintain our brand name or incur significant related expenses, our operating margins and our growth may decline.

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

     Our contracts generally limit our liability for certain amounts or types of damages that may arise from negligent acts, errors, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim. The successful assertion of any such large claim against us could seriously harm our business, financial condition and operating results.

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

     In addition, Section 203 of the Delaware General Corporation Law, our stock incentive plans, including the acceleration of vesting provisions of such plans and our stockholders' rights plan may discourage, delay or prevent a change in control of Scient.

RISKS RELATED TO THE MARKET FOR SCIENT SERVICES

OUR SUCCESS WILL DEPEND ON THE SUSTAINABILITY OF A GLOBAL MARKET FOR OUR
SERVICES

     We cannot be certain that a viable market for our services will be sustainable. The broad economic slowdown has caused many of our customers and potential customers to significantly reduce their technology spending and our clients to stop or delay the use of our services. If a viable and sustainable market for our services does not develop and/or if we do not accurately predict trends in the market and respond to those trends by providing new services or products, Scient may fail. Even if we develop new services or products, there can be no guarantee that a market will exist for such services and products or that such services and products will adequately respond to market trends. If we invest resources to develop new services and products for which a market does not develop, our business and operating results would be seriously harmed. Even if the market for our services grows, it may not grow at an adequate pace, and we may not be able to differentiate our services from those of our competitors. If we are unable to differentiate our services from those of our competitors, our revenues and operating margins may decline.

OUR SUCCESS DEPENDS ON INCREASED ADOPTION OF THE INTERNET AS A MEANS FOR
COMMERCE

     Our future success depends heavily on the acceptance and use of the Internet as a means for commerce. The widespread acceptance and adoption of the Internet for conducting business is likely only in the event that the Internet provides businesses with greater efficiencies and improvements. If commerce on the Internet does not continue to grow, or grows more slowly than expected, it could have a material adverse effect on business, operating results and financial condition.

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

     - Maintain existing offices or open new offices, in the United States or internationally;

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

OUR STOCK PRICE IS VOLATILE

     The market price of our stock has fluctuated significantly. The 52-week high of our stock price during fiscal year 2001 was $75.25, while the 52-week low was $1.56. The market price may vary in response to any of the following factors, some of which are beyond our control:

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

ITEM 2. PROPERTIES

     As of March 31, 2001, Scient's headquarters and principal administrative, finance, sales and marketing operations were located in approximately 83,000 square feet of leased office space in San Francisco, California. In April, 2001, Scient announced the move of its headquarters to 39,000 square feet of leased office space in New York, New York. This transition is expected to be substantially completed by June 30, 2001. As of March 31, 2001, Scient also leased offices in San Francisco, Chicago, Boston, New Jersey, Austin, Dallas, Sunnyvale, Paris, Tokyo, London, and Singapore.

ITEM 3. LEGAL PROCEEDINGS

     We are not party to any claims or actions that we believe could have a material effect on our result of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2001.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                                                              HIGH      LOW
                                                             ------    ------
FISCAL YEAR ENDING MARCH 31, 2001:
First Quarter..............................................  $75.25    $33.88
Second Quarter.............................................  $71.50    $20.75
Third Quarter..............................................  $22.63    $ 2.00
Fourth Quarter.............................................  $ 4.38    $ 1.56

                                                             HIGH       LOW
                                                            -------    ------
FISCAL YEAR ENDING MARCH 31, 2000:
First Quarter (beginning May 14, 1999)....................  $ 25.06    $15.13
Second Quarter............................................  $ 41.56    $19.31
Third Quarter.............................................  $100.50    $33.47
Fourth Quarter............................................  $130.00    $66.50

     On May 31, 2001, the last reported sales price of our common stock was $1.08. As of May 31, 2001, there were 540 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, Scient is unable to estimate the total number of stockholders represented by these record holders.

RECENT SALE OF UNREGISTERED SECURITIES.

     None

DIVIDEND POLICY

     We have not paid any cash dividends since our inceptions and do not intend to pay any cash dividends in the foreseeable future. Pursuant to the terms of our credit facility, we are unable to pay dividends without first obtaining the written consent of the lender.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is qualified by reference to financial statements and notes thereto and appearing elsewhere in this 10-K filing. The statement of operations data for the period from November 7, 1997 (inception) through March 31, 1998, the years ended March 31, 1999, 2000, and 2001, and the balance sheet data at March 31, 1998, 1999, 2000 and 2001 are derived from, and are qualified by reference to, the audited financial statements of Scient. The historical results are not necessarily indicative of results to be expected in any future period.

                                               YEAR ENDED MARCH 31,           NOVEMBER 7, 1997
                                         ---------------------------------   (INCEPTION) THROUGH
                                           2001         2000        1999       MARCH 31, 1998
                                         ---------    ---------    -------   -------------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues...............................  $ 300,177    $ 155,729    $20,675         $   179
Operating Expenses:
  Professional services................    149,334       70,207     10,028             102
  Selling, general and
     administrative....................    182,624       90,854     15,315           1,228
  Restructuring and other related
     charges...........................    104,799           --         --              --
  Amortization of intangible assets....      4,667           --         --              --
  Stock compensation...................      9,402       15,636      7,679              64
                                         ---------    ---------    -------         -------
Total operating expenses...............    450,826      176,697     33,022           1,394
                                         ---------    ---------    -------         -------
Loss from operations...................   (150,649)     (20,968)   (12,347)         (1,215)
Interest income and other, net.........     10,677        4,953        646              56
                                         ---------    ---------    -------         -------
Net loss...............................  $(139,972)   $ (16,015)   $(11,701)       $(1,159)
                                         =========    =========    =======         =======
Net loss per share:
  Basic and diluted(1).................  $   (2.13)   $   (0.29)   $ (0.89)        $ (0.10)
  Weighted average shares(1)...........     65,583       54,590     13,198          11,894

                                                                  AS OF MARCH 31,
                                                     -----------------------------------------
                                                       2001        2000       1999       1998
                                                     --------    --------    -------    ------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents, restricted cash, and
  short-term investments...........................  $161,073    $229,148    $28,129    $3,301
Working capital....................................   122,492     235,525     28,108     3,299
Total assets.......................................   224,044     313,754     38,812     4,225
Bank borrowings and capital lease obligations,
  long-term........................................     2,614       2,917      1,809        26
Total stockholders' equity.........................  $138,705    $252,036    $29,977    $3,805

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

OVERVIEW

     Our revenues are derived primarily from providing professional services to clients who are expanding or reevaluating their existing businesses to integrate eBusiness technologies or capabilities. Although we have historically experienced growth in our revenues, during the second half of fiscal 2001, we experienced a 22% sequential decline in revenues in the December quarter and a 66% sequential decline in the March quarter. We believe that this decline was primarily due to a broad-based general economic slowdown in which clients significantly tightened their technology budgets, increased competitive pressure from traditional management consultants, information technology service providers and eBusiness service competitors and a lack of urgency by Global 2000 companies to immediately fund large eBusiness projects.

     We expect that our revenues will be driven primarily by the number and scope of our client engagements, our professional services headcount, and our ability to appropriately staff those engagements and price our services. In the year ended March 31, 2001, our five largest clients accounted for 36% of our revenues. While revenues from any given client will vary from period to period, we anticipate that our top five clients will continue to account for a significant percentage of revenue going forward. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could be adversely impacted. In particular, we expect to experience a significant decline in revenue generated from one client who accounted for 31% of our revenues for the quarter ended March 31, 2001. As a result, the loss of this or any other significant client could seriously harm our business and results of operations. For the fiscal year ended March 31, 2001, North American clients accounted for 84% of revenues with the remainder generated by international clients. We increased our percentage of enterprise and enterprise backed clients to 94% of revenues for the fiscal year. The remainder was generated by venture capital-backed startups.

     We generally provide our services on a time and materials basis. For the year ended March 31, 2001, approximately 97% of revenues were derived from time and materials contracts, including capped fee engagements that were billed and recognized on a time and materials basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues pursuant to fixed-fee contracts are generally recognized using the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs). Revenues exclude reimbursable expenses charged to clients.

     Professional services expenses consist primarily of compensation and benefits for our colleagues involved with the delivery of professional services. Professional services margins reflect revenues for services less professional services expenses. We expect that our per capita professional services expenses will increase over time due to wage increases and inflation. Our professional services margins vary quarter to quarter and are affected by the number of work days in a period and level of billability, defined as the percentage of professional services employees' time that is billed to clients. Billability for the twelve months ending March 31, 2001 was 53%, compared to 71% for the twelve months ended March 31, 2000. This decline was primarily due to overcapacity of professional service personnel in light of decreasing market demand for our services. Any significant decline in fees billed to clients, the loss of one or more significant clients, or the failure to match our professional services capacity and expenses with the level of client demand for our services, would have a material adverse effect on our professional services margins. In addition, as a matter of business development and client relationship management, we have provided and expect to continue to provide, limited services to certain clients without compensation for our professional services fees. Any increase in this activity in a particular quarter would have a material adverse effect on professional service margins. Throughout fiscal 2001, client engagements averaged six to nine months' duration. However, in the last half of the fiscal year, several significant projects ended earlier than anticipated or with little advance notice. At the end of any engagement, we must re-deploy professional services personnel. Any resulting unbillable time will adversely affect professional services margins.

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

FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000

  Revenues

     In fiscal year 2001, Scient reported revenues of $300.2 million, a 93% increase compared to $155.7 million in fiscal year ended March 31, 2000. This increase resulted primarily from growth during the first half of fiscal year 2001 in our client base, broader engagement scopes, and billing rate increases. For the fiscal year ended March 31, 2001, our five largest clients accounted for approximately 36% of our revenues, compared to 27% of revenues for the fiscal year ended March 31, 2000. During the year ended March 31, 2001, one client accounted for 11% of revenues. For the year ended March 31, 2000, no client accounted for more than 10% of revenues.

  Cost of Professional Services

     Professional services costs consist primarily of compensation and benefits for our colleagues involved with the delivery of professional services. For the fiscal year ended March 31, 2001, professional services expenses totaled $149.3 million, a 113% increase compared to $70.2 million in fiscal 2000. This increase was primarily a result of our hiring of professional services colleagues in response to greater demand for services earlier in the fiscal year. Billable colleagues grew from 828 at March 31, 2000 to 1,324 at September 30, 2000. Scient ended fiscal year 2001 with 964 billable colleagues, reflecting the restructuring actions taken in December 2000. For the fiscal year ended March 31, 2001, professional services costs as a percentage of revenue increased to 50% compared to 45% for fiscal year 2000. Professional services costs increased at a faster rate than revenue in fiscal 2001, resulting in a reduction in gross margin to 50% compared to 55% for the twelve months ended March 31, 2000.

  Operating Expenses

     Selling, General and Administrative. Selling, general and administrative expenses more than doubled in the year ended March 31, 2001 to $182.6 million compared to $90.9 million in the fiscal year ended March 31, 2000. These increases were primarily due to expenses related to the addition of sales, marketing, recruiting, knowledge management, information technology, finance, legal and administration personnel, bad debt expense, and costs of leasing additional office space to support the growth that we experienced in the first half of the fiscal year. Expenses related to bad debt increased significantly for the year ended March 31, 2001. This increase was primarily due to the increased financial problems and lack of funding experienced by our venture-backed clients. Selling, general, and administrative expenses as a percentage of revenue increased to 61% from 58% for the year ended March 31, 2001.

     Restructuring and Other Related Charges. On December 6, 2000, Scient announced a restructuring initiative designed to reduce capacity and align its business to the rapidly changing market environment. Under this plan, Scient eliminated approximately 460 positions and closed offices in Austin, Texas, Sunnyvale, California and Germany. Subsequently, on April 11, 2001, Scient announced an additional restructuring initiative that included a planned reduction in force of up to approximately 850 people. The April restructuring included plans to significantly downsize and modify the company's geographic footprint and move its corporate headquarters to New York from San Francisco. In addition, Scient closed its Los Angeles and New Jersey offices, divested 80% of its interests in each of its French and Japanese subsidiaries and plans to reduce its San Francisco, Boston, and Chicago locations to smaller sales offices. Scient is in the process of reviewing several other offices to determine appropriate actions, including possible closing or downsizing as market conditions warrant. For the year ended March 31, 2001, Scient recorded restructuring and other related charges of $105 million. Of the total restructuring charge of $105 million, $14 million was related to headcount reductions, $81 million was for consolidation and abandonment of facilities and related fixed assets, and $10 million was associated with other restructuring related charges. These restructuring and other related charges were taken to align Scient's cost structure with changing market conditions and decreased demand for Scient's services as well as to create a more flexible and efficient organization.

     Total cash outlay for the restructuring and other related activities will be approximately $71 million. The remaining $34 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs. As of the end of the year of fiscal 2001, $25 million of cash was used for restructuring and other related costs. Approximately $11 million cash outlay is expected in the first quarter of fiscal 2002, and the remaining cash outlay of approximately $35 million, primarily related to real estate rental obligations, is expected to occur over the next 10 years.

     Amortization of Intangibles. Amortization of intangible assets consists of amortization of goodwill resulting from the acquisition of AXIDIA, a French eBusiness services firm, in August 2000. Amortization of these costs for the year ended March 31, 2001 was $4.7 million. There was no amortization cost related to intangible assets for year ended March 31, 2000. Intangible assets related to the AXIDIA acquisition are amortized on a straight line basis over two years. Amortization of intangible assets as a percentage of revenue was 2% for the year ended March 31, 2001, with no amortization in the comparable period of the prior year.

     Stock Compensation. We have recorded stock compensation for the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are amortizing this amount over the vesting periods of the applicable options, resulting in amortization expense of $9.4 million and $15.6 million for the year ended March 31, 2001 and 2000, respectively. The actual amounts that we recognize will be reduced to the extent that the affected options are cancelled before they become fully vested. See Note 9 of Notes to Financial Statements.

  Interest and Other Income, Net

     Interest and other income, net, increased 116% in the year ended March 31, 2001 compared to the year ended March 31, 2000. This increase was due primarily to larger investment funds and higher interest bearing funds resulting from our investing activities during the quarter ended December 31, 2000. In addition, the average balance of our investment is higher due to proceeds from our public offerings in the prior fiscal year.

  Provision for Income Taxes

     From March 31, 2000 through March 31, 2001, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of March 31, 2000 and 2001, Scient had approximately $18 million and $44 million of federal net operating loss carryforwards available and $23 million and $50 million of state net operating loss carryforwards available to offset future taxable income which expire in varying amounts beginning in 2020 and 2008, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that Scient may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

     Scient has incurred losses from inception through March 31, 1998 and for the year ended March 31, 1999, 2000 and 2001. Management believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that Scient will not be able to realize its deferred tax assets and thus a full valuation reserve has been recorded at March 31, 2000 and 2001. The effective income tax rate differs from the statutory federal income tax rate primarily due to the inability to recognize the benefit of net operating losses.

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000

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

     Stock Compensation. For the year ended March 31, 1999 and March 31, 2000, we recorded aggregate unearned stock compensation of $35.0 million and $40.2 million, respectively, in connection with stock option grants. Stock compensation expense is being recognized over the vesting period of the related options (generally four years). For the year ended March 31, 1999 and March 31, 2000, we recognized stock compensation of $7.7 million and $15.6 million, respectively. This increase was primarily a result of increases in the number of options granted due to increased hiring of employees and the comparison of a full year period to a partial year period. The actual amounts that we recognize will be reduced to the extent that the affected options are cancelled before they become fully vested. See Note 9 of Notes to Financial Statements.

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

     Scient has incurred losses from inception through March 31, 1998 and for the year ended March 31, 1999, 2000 and 2001. Management believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that Scient will not be able to realize its deferred tax assets and thus a full valuation reserve has been recorded at March 31, 1999 and 2000. The effective income tax rate differs from the statutory federal income tax rate primarily due to the inability to recognize the benefit of net operating losses.

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

                             MARCH 31,   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,
                               2001          2000           2000          2000       2000          1999           1999
                             ---------   ------------   -------------   --------   ---------   ------------   -------------
Revenues...................  $ 27,060      $ 79,751       $102,005      $91,361     $65,843      $42,677         $30,805
Operating expenses:
  Professional services....    25,866        39,542         45,832       38,094      28,175       19,859          14,233
  Selling, general and
    administrative.........    32,940        52,894         49,000       47,790      34,545       23,993          19,212
  Restructuring and other
    related charges........    57,579        47,220             --           --          --           --              --
  Amortization of
    intangible assets......     1,750         1,750          1,167           --          --           --              --
  Stock compensation.......     1,662         2,081          2,741        2,918       3,418        3,697           4,173
                             --------      --------       --------      -------     -------      -------         -------
        Total operating
          expenses.........   119,797       143,487         98,740       88,802      66,138       47,549          37,618
                             --------      --------       --------      -------     -------      -------         -------
Income (loss) from
  operations...............   (92,737)      (63,736)         3,265        2,559        (295)      (4,872)         (6,813)
Interest income and other,
  net......................     2,524         2,552          2,379        3,222       2,528          837             992
                             --------      --------       --------      -------     -------      -------         -------
Income (loss) before income
  taxes....................   (90,213)      (61,184)         5,644        5,781       2,233       (4,035)         (5,821)
Provision for income
  taxes....................        --        (2,258)         2,258           --          --           --              --
                             --------      --------       --------      -------     -------      -------         -------
Net income (loss)..........  $(90,213)     $(58,926)      $  3,386      $ 5,781     $ 2,233      $(4,035)        $(5,821)
                             ========      ========       ========      =======     =======      =======         =======
Net income (loss) per
  share:
  Basic....................  $  (1.31)     $  (0.88)      $   0.05      $  0.09     $  0.04      $ (0.07)        $ (0.10)
  Diluted..................  $  (1.31)     $  (0.88)      $   0.04      $  0.07     $  0.03      $ (0.07)        $ (0.10)
Weighted average shares
  Basic....................    68,840        67,276         65,664       64,035      61,781       57,992          55,848
  Diluted..................    68,840        67,276         80,766       81,774      83,413       57,992          55,848
AS A PERCENTAGE OF
  REVENUES:
Revenues...................       100%          100%           100%         100%        100%         100%            100%
Operating expenses:
  Professional services....        96            50             45           42          43           47              46
  Selling, general and
    administrative.........       121            66             48           52          52           56              62
  Restructuring and other
    related charges........       213            59             --           --          --           --              --
  Amortization of
    intangible assets......         6             2              1           --          --           --              --
  Stock compensation.......         6             3              3            3           5            9              14
                             --------      --------       --------      -------     -------      -------         -------
        Total operating
          expenses.........       442           180             97           97         100          112             122
Income (loss) from
  operations...............      (342)          (80)             3            3          (0)         (12)            (22)
Interest income and other,
  net......................         9             3              2            3           4            2               3
                             --------      --------       --------      -------     -------      -------         -------
Net income (loss)..........      (333)%         (77)%            5%           6%          4%         (10)%           (19)%
                             ========      ========       ========      =======     =======      =======         =======

                             JUNE 30,
                               1999
                             --------
Revenues...................  $ 16,404
Operating expenses:
  Professional services....     7,940
  Selling, general and
    administrative.........    13,105
  Restructuring and other
    related charges........        --
  Amortization of
    intangible assets......        --
  Stock compensation.......     4,348
                             --------
        Total operating
          expenses.........    25,393
                             --------
Income (loss) from
  operations...............    (8,989)
Interest income and other,
  net......................       596
                             --------
Income (loss) before income
  taxes....................    (8,393)
Provision for income
  taxes....................        --
                             --------
Net income (loss)..........  $ (8,393)
                             ========
Net income (loss) per
  share:
  Basic....................  $  (0.23)
  Diluted..................  $  (0.23)
Weighted average shares
  Basic....................    36,810
  Diluted..................    36,810
AS A PERCENTAGE OF
  REVENUES:
Revenues...................       100%
Operating expenses:
  Professional services....        48
  Selling, general and
    administrative.........        80
  Restructuring and other
    related charges........        --
  Amortization of
    intangible assets......        --
  Stock compensation.......        27
                             --------
        Total operating
          expenses.........       155
Income (loss) from
  operations...............       (55)
Interest income and other,
  net......................         4
                             --------
Net income (loss)..........       (51)%
                             ========

LIQUIDITY AND CAPITAL RESOURCES

     We have primarily funded our operations from cash flow generated from operations and the proceeds from our public stock offerings. We raised $62.7 million in May 1999 from an initial public offering of 6.9 million shares of our common stock, net of underwriting discounts, commissions and issuance costs. We then raised an additional $154.3 million in January 2000 from a follow-on public offering of 1.85 million shares of our common stock, net of underwriting discounts, commissions and issuance costs. Cash used in operating activities for the year ended March 31, 2001, 2000 and 1999 was $66.3, million $6.6 million, and $4.6 million, respectively. As of March 31, 2001 we had $161.1 million in cash and cash equivalents, restricted cash and short-term investments compared to $229.1 million at March 31, 2000.

     Cash provided by/(used in) investing activities for the year ended March 31, 2001, 2000, and 1999 was $64.5 million, ($118.4) million, and ($19.2)
million, respectively. The results for fiscal year 2001 include the net write down of property and equipment for $3.3 million and the sale or maturing of short-term investments, which generated $69.0 million in cash. This was offset by the cash portion of the AXIDIA acquisition of $7.7 million. We invest predominantly in instruments that are highly liquid, investment grade securities and have maturity of less than one year. Capital expenditures for the year ended March 31, 2000 and 1999 was approximate $11.1 million and $2.4 million, respectively. These expenditures were primarily for computer equipment, software, and furniture and fixtures.

     Cash provided by/(used in) financing activities for the year ended March 31, 2001, 2000, and 1999 was ($13.7) million, $221.8 million, and $31.7 million, respectively. Fiscal year 2001 cash used in financing activities primarily consisted of restricted cash outflow of $18.6 million used as a collateral for our existing line of credit offset by cash received for the exercise of options to acquire common stock of $13.5 million. Cash provided by financing activities for the year ended March 31, 2000 and was primarily derived from proceeds for the sale of common stock through Scient's public offerings of $217.0 million.

     We have a revolving line of credit of $50.0 million. Borrowings under this line of credit bear interest at either the LIBOR rate plus a range of 2.25% to 2.75% or the bank's prime rate plus up to 0.5% depending on the outstanding balance and the type of draws. As of March 31, 2001, there were no outstanding borrowings under this line of credit. Fourteen standby letters of credit totaling $41.9 million have been issued against this line of credit.

     We calculate average days' sales outstanding ("DSO") based on average account receivables for the period divided by average daily sales for that equivalent period. Our DSO declined to 53 days in fiscal year 2001 from 67 days in fiscal year 2000. The decrease was due to lower average daily sales in fiscal year 2000. However, DSO increased significantly on a quarter to quarter basis throughout fiscal year 2001 due to increased payment cycle of larger enterprise clients. We anticipate that this trend towards an increase in DSO will continue in the near future as our average daily sales remain flat or decline further.

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

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Hedging Activities, an amendment of FASB Statement No. 133", effective for all interim and annual periods beginning after June 15, 2000. As indicated, SFAS No 138 amends accounting and reporting standards for certain derivative instruments and certain hedging activities. Scient does not expect the adoption of these standards to have a material effect on its results of consolidated operations, financial position, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Scient does not believe that there is any material risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

     The consolidated financial statement of Scient, including Scient's consolidated balance sheets as of March 31, 2000 and 2001, and consolidated statement of operations, consolidated statements of stockholder's equity, and consolidated statements of cash flows for the years ended March 31, 1999, 2000, and 2001 and notes to the consolidated financial statements, together with a report thereon of PriceWaterhouseCoopers, LLP, dated April 23, 2001 appear on pages F-1 through F-20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of Scient, and their ages as of April 1, 2001, are as follows:

             NAME               AGE                          POSITION
             ----               ---                          --------
Robert M. Howe................  56     Chairman and Chief Executive Officer
Stephen A. Mucchetti..........  58     President and Chief Operating Officer
William H. Kurtz..............  44     Chief Financial Officer and Executive Vice President

  Board of Directors

     The information concerning our directors required by this item will be contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders under the heading "Election of Directors," and is incorporated herein by reference.

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

     William H. Kurtz has served as our Chief Financial Officer since August 1998. Before joining Scient, Mr. Kurtz served in various capacities at AT&T from July 1983 to August 1998, including Vice President of Cost Management and Chief Financial Officer of AT&T's Business Markets Division. Prior to joining AT&T, he worked at Price Waterhouse from June 1979 to July 1983. Mr. Kurtz is a certified public accountant, sits on the board of directors for Redback Networks, Inc. and received a Bachelor of Science in Accounting from Rider University and a Master of Science in Management from the Stanford University Graduate School of Business. Mr. Kurtz will resign as our Chief Financial Officer effective June 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this item will be contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders under the heading "Compensation of Executive Officers and Directors" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item will be contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item will be contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Exhibits

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

      3.4 Amended Certificate of Incorporation -- incorporated herein by reference to the Company's Preliminary 14A filed March
               17, 2000 (File No. 333-74731).

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

     10.21     1999 Equity Incentive Plan Restatement, dated February 16,
               2000 -- incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form 10-K filed June
               29, 2000 (File No. 333-74731)

     10.22     Amended and Restated Bylaws of Scient, dated July 18,
               2000 -- incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form 10-Q filed
               August 9, 2000 (File No. 333-74731).

     10.23     2000 Stock Plan, dated February 16, 2000 (see page S-1).

     21.1      List of subsidiaries. (see page S-14)

     23.1 Consent of PricewaterhouseCoopers LLP, independent accountants (see page S-15).

     (b) Reports on Form 8-K

     None

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on this 27th day of June, 2001.

                                          SCIENT CORPORATION

                                          By:      /s/ ROBERT M. HOWE
                                            ------------------------------------
                                                       Robert M. Howe
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
                 /s/ ROBERT M. HOWE                      Chairman and Chief Executive     June 27, 2001
-----------------------------------------------------    Officer (Principal Executive
                   Robert M. Howe                                  Officer)

              /s/ STEPHEN A. MUCCHETTI                    President, Chief Operating      June 27, 2001
-----------------------------------------------------        Officer, and Director
                Stephen A. Mucchetti

                /s/ WILLIAM H. KURTZ                      Chief Financial Officer and     June 27, 2001
-----------------------------------------------------      Executive Vice President
                  William H. Kurtz                         (Principal Financial and
                                                              Accounting Officer)

                 /s/ ERIC GREENBERG                      Chairman Emeritus and Founder    June 27, 2001
-----------------------------------------------------
                   Eric Greenberg

                 /s/ DAVID M. BEIRNE                               Director               June 27, 2001
-----------------------------------------------------
                   David M. Beirne

               /s/ FREDERICK W. GLUCK                              Director               June 27, 2001
-----------------------------------------------------
                 Frederick W. Gluck

                  /s/ DOUGLAS LEONE                                Director               June 27, 2001
-----------------------------------------------------
                    Douglas Leone

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Scient Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Scient Corporation and its subsidiaries at March 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
April 23, 2001

                               SCIENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                    MARCH 31,
                                                              ---------------------
                                                                2001         2000
                                                              ---------    --------
Current assets:
  Cash and cash equivalents.................................  $  93,601    $108,102
  Restricted cash...........................................     18,626          --
  Short-term investments....................................     48,846     121,046
  Accounts receivable, net..................................     27,139      56,021
  Prepaid expenses..........................................      4,196       4,929
  Other.....................................................     12,809       4,228
                                                              ---------    --------
          Total current assets..............................    205,217     294,326
Long-term investments.......................................         --       3,146
Property and equipment, net.................................      8,278      16,063
Intangibles, net............................................      9,351          --
Other.......................................................      1,198         219
                                                              ---------    --------
                                                              $ 224,044    $313,754
                                                              =========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank borrowings, current..................................  $      --    $  1,334
  Accounts payable..........................................      6,357       5,023
  Accrued compensation and benefits.........................     15,047      33,976
  Accrued expenses..........................................     57,324       9,265
  Deferred revenue..........................................        105       6,579
  Capital lease obligations, current........................      3,892       2,624
                                                              ---------    --------
          Total current liabilities.........................     82,725      58,801
Bank borrowings, long-term..................................         --         865
Capital lease obligations, long-term........................      2,614       2,052
                                                              ---------    --------
                                                                 85,339      61,718
                                                              ---------    --------
Commitments and contingencies (Note 7)
Stockholders' equity:
  Convertible preferred stock; issuable in series, $.0001
     par value; 10,000 shares authorized; no shares issued
     and outstanding........................................         --          --
  Common stock; $.0001 par value; 125,000 shares authorized;
     73,772 and 72,491 shares issued and outstanding,
     respectively...........................................          7           7
  Treasury stock............................................     (2,225)         --
  Additional paid-in capital................................    315,638     297,735
  Accumulated other comprehensive loss......................        453         (47)
  Unearned compensation.....................................     (6,321)    (16,784)
  Accumulated deficit.......................................   (168,847)    (28,875)
                                                              ---------    --------
          Total stockholders' equity........................    138,705     252,036
                                                              ---------    --------
                                                              $ 224,044    $313,754
                                                              =========    ========

                See notes to consolidated financial statements.

                               SCIENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED MARCH 31,
                                                            ---------------------------------
                                                              2001         2000        1999
                                                            ---------    --------    --------
Revenues..................................................  $ 300,177    $155,729    $ 20,675
Operating expenses:
  Professional services (exclusive of stock-based
     compensation of $2,962, $8,684, and $5,698 for 1999,
     2000, and 2001 respectively).........................    149,334      70,207      10,028
  Selling, general and administrative (exclusive of
     stock-based compensation of $4,717, $6,952, and
     $3,704 for 1999, 2000, and 2001 respectively)........    182,624      90,854      15,315
  Restructuring and other related charges.................    104,799          --          --
  Amortization of intangible assets.......................      4,667          --          --
  Amortization of stock-based compensation................      9,402      15,636       7,679
                                                            ---------    --------    --------
          Total operating expenses........................    450,826     176,697      33,022
                                                            ---------    --------    --------
Loss from operations......................................   (150,649)    (20,968)    (12,347)
Interest income and other, net............................     10,677       4,953         646
                                                            ---------    --------    --------
Net loss..................................................  $(139,972)   $(16,015)   $(11,701)
                                                            =========    ========    ========
Net loss per share:
  Basic and diluted.......................................  $   (2.13)   $  (0.29)   $  (0.89)
                                                            =========    ========    ========
  Weighted average shares.................................     65,583      54,590      13,198
                                                            =========    ========    ========

                See notes to consolidated financial statements.

                               SCIENT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                             CONVERTIBLE
                                           PREFERRED STOCK    COMMON STOCK     ADDITIONAL      STOCK
                                           ---------------   ---------------    PAID-IN     SUBSCRIPTION   TREASURY
                                           SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL      RECEIVABLE     STOCK
                                           ------   ------   ------   ------   ----------   ------------   --------
Balance at March 31, 1998................   5,333    $ 1     21,868    $ 1      $  6,497       $  --       $    --
  Net loss...............................      --     --         --     --            --          --            --
Issuance of Series A convertible
  preferred stock........................     950     --         --     --         1,425        (873)           --
Issuance of Series B convertible
  preferred stock, net of issuance cost
  of $38.................................   2,240     --         --     --        14,189          --            --
Issuance of Series C convertible
  preferred stock, net of issuance cost
  of $54.................................   1,051     --         --     --        11,346          --            --
Repurchase of Series A convertible
  preferred stock by canceling the stock
  subscription receivable................    (562)    --         --     --          (844)        873            --
Unearned stock-based compensation........      --     --         --     --        33,366          --            --
Amortization of unearned stock-based
  compensation...........................      --     --         --     --            --          --            --
Exercise of stock options................      --     --     11,266      2         4,076          --            --
                                           ------    ---     ------    ---      --------       -----       -------
Balance at March 31, 1999................   9,012      1     33,134      3        70,055          --            --
Component of comprehensive loss:
  Net loss...............................      --     --         --     --            --          --            --
  Currency translation adjustment........      --     --         --     --            --          --            --
    Comprehensive loss...................
Conversion of convertible preferred stock
  to common stock........................  (9,012)    (1)    29,466      3            (2)         --            --
Issuance of common stock in initial
  public offering net of issuance cost of
  $1,455.................................      --     --      6,900      1        62,727          --            --
Issuance of common stock in follow-on
  offering net of issuance cost of
  $779...................................      --     --      1,850     --       154,276          --            --
Issuance of common stock.................      --     --        300     --         1,800          --            --
Unearned stock-based compensation........      --     --         --     --         5,198          --            --
Amortization of unearned stock-based
  compensation...........................      --     --         --     --            --          --            --
Exercise of stock options and warrants,
  net....................................      --     --        841     --         3,681          --            --
                                           ------    ---     ------    ---      --------       -----       -------
Balance at March 31, 2000................      --     --     72,491      7       297,735          --            --
Component of comprehensive loss:
  Net loss...............................      --     --         --     --            --          --            --
  Currency translation adjustment........      --     --         --     --            --          --            --
    Comprehensive loss...................
Issuance of common stock.................      --     --        455     --        12,935          --            --
Repurchased of common stock..............             --       (100)    --            --          --        (2,225)
Unearned stock-based compensation........      --     --         --     --        (1,300)         --            --
Amortization of unearned stock-based
  compensation...........................      --     --         --     --            --          --            --
Exercise of stock options, net...........      --     --        926     --         6,268          --            --
                                           ------    ---     ------    ---      --------       -----       -------
Balance at March 31, 2001................      --    $--     73,772    $ 7      $315,638       $  --       $(2,225)
                                           ======    ===     ======    ===      ========       =====       =======

                See notes to consolidated financial statements.

                               SCIENT CORPORATION

                                 (IN THOUSANDS)

                                                 ACCUMULATED
                                                    OTHER                                        TOTAL
                                                COMPREHENSIVE     UNEARNED     ACCUMULATED   STOCKHOLDERS'
                                                    LOSS        COMPENSATION     DEFICIT        EQUITY
                                                -------------   ------------   -----------   -------------
Balance at March 31, 1998.....................      $ --          $ (1,535)     $  (1,159)     $   3,805
Component of comprehensive loss:
  Net loss....................................        --                --        (11,701)       (11,701)
Issuance of Series A convertible preferred
  stock.......................................        --                --             --            552
Issuance of Series B convertible preferred
  stock, net of issuance cost of $38..........        --                --             --         14,189
Issuance of Series C convertible preferred
  stock, net of issuance cost of $54..........        --                --             --         11,346
Repurchase of Series A convertible preferred
  stock by canceling the stock subscription
  receivable..................................        --                --             --             29
Unearned stock-based compensation.............        --           (33,366)            --             --
Amortization of unearned stock-based
  compensation................................        --             7,679             --          7,679
Exercise of stock options.....................        --                --             --          4,078
                                                    ----          --------      ---------      ---------
Balance at March 31, 1999.....................        --           (27,222)       (12,860)        29,977
Component of comprehensive loss:
  Net loss....................................        --                --        (16,015)       (16,015)
  Currency translation adjustment.............       (47)               --             --            (47)
                                                                                               ---------
     Comprehensive loss.......................                                                   (16,062)
Conversion of convertible preferred stock to
  common stock................................        --                --             --             --
Issuance of common stock in initial public
  offering net of issuance cost of $1,455.....        --                --             --         62,716
Issuance of common stock in follow-on offering
  net of issuance cost of $779................        --                --             --        154,288
Issuance of common stock......................        --                --             --          1,800
Unearned stock-based compensation.............        --            (5,198)            --             --
Amortization of unearned stock-based
  compensation................................        --            15,636             --         15,636
Exercise of stock options and warrants, net...        --                --             --          3,681
                                                    ----          --------      ---------      ---------
Balance at March 31, 2000.....................       (47)          (16,784)       (28,875)       252,036
Component of comprehensive loss:
  Net loss....................................        --                --       (139,972)      (139,972)
  Currency translation adjustment.............       500                --             --            500
                                                                                               ---------
     Comprehensive loss.......................                                                  (139,472)
Issuance of common stock......................        --                --             --         12,935
Repurchase of common stock....................        --                --             --         (2,225)
Unearned stock-based compensation.............        --             1,300             --             --
Amortization of unearned stock-based
  compensation................................        --             9,163             --          9,163
  Exercise of stock options, net..............        --                --             --          6,268
                                                    ----          --------      ---------      ---------
Balance at March 31, 2001.....................      $453          $ (6,321)     $(168,847)     $ 138,705
                                                    ====          ========      =========      =========

                See notes to consolidated financial statements.

                               SCIENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED MARCH 31,
                                                       ---------------------------------------
                                                          2001           2000          1999
                                                       -----------    -----------    ---------
Cash flows from operating activities:
  Net loss...........................................  $  (139,972)   $   (16,015)   $ (11,701)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization...................       15,170          3,082          622
     Provision for doubtful accounts.................       28,376          1,583          200
     Amortization of unearned stock-based
       compensation..................................        9,402         15,636        7,679
     Loss on investments.............................        5,993             --           --
     Changes in assets and liabilities:
       Accounts receivable...........................        1,265        (51,728)      (5,920)
       Prepaid expenses..............................          733         (4,118)        (674)
       Other assets..................................       (9,449)        (3,861)        (376)
       Accounts payable..............................        1,183          4,191          481
       Accrued expenses..............................       27,534         38,609        4,600
       Deferred revenue..............................       (6,509)         6,055          524
                                                       -----------    -----------    ---------
          Net cash used in operating activities......      (66,274)        (6,566)      (4,565)
                                                       -----------    -----------    ---------
Cash flows from investing activities:
  Purchase of property and equipment, net............        3,275        (11,053)      (2,360)
  Cash paid for acquisition..........................       (7,685)            --           --
  Purchase of investments............................   (1,391,669)    (1,391,669)    (246,505)
  Sale of investments................................    1,460,628      1,284,345      229,637
                                                       -----------    -----------    ---------
          Net cash provided by (used in) investing
            activities...............................       64,549       (118,377)     (19,228)
                                                       -----------    -----------    ---------
Cash flows from financing activities:
  Proceeds (payments) from bank borrowing, net.......       (2,199)           657        1,542
  Proceeds from convertible preferred stock, net.....           --             --       26,116
  Proceeds from issuance of common stock, net........           --        218,804           --
  Proceeds from exercise of common stock options and
     warrants, net...................................       13,455          3,681        4,077
  Purchase of common stock...........................       (2,225)            --           --
  Principal payments on capital lease obligations....       (4,075)        (1,334)         (82)
  Restricted cash....................................      (18,626)            --          100
                                                       -----------    -----------    ---------
          Net cash provided by (used in) financing
            activities...............................      (13,670)       221,808       31,753
                                                       -----------    -----------    ---------
Effect on cash of changes in exchange rates..........          894            (24)          --
Net increase (decrease) in cash and cash
  equivalents........................................      (14,501)        96,841        7,960
Cash and cash equivalents at beginning of period.....      108,102         11,261        3,301
                                                       -----------    -----------    ---------
Cash and cash equivalents at end of period...........  $    93,601    $   108,102    $  11,261
                                                       ===========    ===========    =========
Supplemental cash flow information:
  Cash paid for interest.............................  $       562    $       373    $      85
Supplemental non-cash financing activity:
  Property and equipment acquired under capital
     leases..........................................  $     5,470    $     4,705    $   1,350

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

     During the second half of fiscal 2001 and the first quarter of fiscal 2002, Scient announced reductions in its workforce, a reduction or closure of certain of its offices, and its intention to relocate its corporate headquarters from San Francisco, CA to New York, NY. As a result, Scient has recorded a charge in the second half of fiscal 2001 of approximately $105 million related to restructuring and other related charges. Scient also expects to take an additional restructuring charge in the first quarter of 2001, see Notes 4 "Restructuring and Other Related Charges" and Note 12 "Subsequent Event."

  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Scient Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments where Scient does not have the ability to exercise significant influence are accounted for using the cost method. Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes". In June 2000, the SEC

                               SCIENT CORPORATION
issued SAB 101B, "Amendment: Revenue Recognition in Financial Statements," which delayed implementation of SAB 101 until Scient's fourth fiscal quarter of 2000. Scient has adopted SAB 101 with no known reportable changes in its consolidated financial position or results of operations.

  Professional Services

     Professional services expenses consist primarily of compensation and benefits of Scient's employees engaged in the delivery of professional services.

  Cash and Cash Equivalents

     Scient considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Restricted Cash

     Restricted cash includes a cash collateral account maintained under the terms of a line of credit. In accordance with this agreement, we have created and will maintain a cash collateral account that limits the liquidity of $18.6 million of our cash. (See Note 6)

  Investments

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," Scient has categorized its marketable securities as "available-for-sale." At March 31, 2000 and 2001, amortized cost approximated fair value and unrealized gains and losses were insignificant.

     The portfolio of short-term investments (including cash and cash equivalents and restricted cash) consisted of the following (in thousands):

                                                              MARCH 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
Cash...................................................  $ 13,103    $  9,192
Commercial paper.......................................    85,120      89,892
Government securities..................................    15,018      54,023
Foreign securities.....................................    13,268      22,519
Term notes.............................................    16,677      47,829
Corporate bonds........................................    17,887       2,557
Certificate of deposit.................................        --       3,136
                                                         --------    --------
                                                         $161,073    $229,148
                                                         ========    ========

     Scient considers all investments with maturities of less than one year as of March 31, 2001 to be short-term investments. Long term investments consist primarily of marketable securities with original maturities of greater than twelve months. In July 1999, Scient established a wholly owned subsidiary, Scient Capital LLC, which serves as an investment vehicle to make equity investments in clients who meet certain criteria.

     Investments in entities in which Scient has an equity interest of less then 20% and does not have the ability to exercise significant influence are accounted for under the cost method. At each balance sheet date, Scient assesses the fair market value of its cost-based investments and recognizes any identified impairment. As of March 31, 2001, all investments had been written down to zero. (See Note 4.)

                               SCIENT CORPORATION

  Concentration of Credit Risk

     Scient's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses. At March 31, 2000 and 2001, the fair value of these instruments approximated their financial statement carrying amounts.

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

     The following table summarizes the revenue from clients in excess of 10% of total revenue.

                                                          YEAR ENDED MARCH 31,
                                                          --------------------
                                                          2001    2000    1999
                                                          ----    ----    ----
Company A...............................................    *       *      13%
Company B...............................................    *       *      11%
Company C...............................................    *       *      11%
Company D...............................................   11%      *       *

---------------
* Represented less than 10% of total.

     At March 31, 2001, the client that accounted for more than 10% of Scient's revenue also represented 17% of accounts receivable. At March 31, 2000, no clients accounted for more than 10% of Scient's revenue or accounts receivable.

  Fair Value of Financial Instruments

     Scient's financial instruments, including cash equivalents, restricted cash, investments, accounts receivable, accounts payable, debt and capital lease obligations are carried at cost, which approximates fair value, due to the short-term maturity of these instruments.

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

  Stock Compensation

     Scient accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, unearned compensation is based on the difference, if any, on the date of the grant, between the fair value of Scient's stock and the exercise price. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board Interpretation No. 28. Scient accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

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

  Net Loss Per Share

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

     The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated (in thousands, except per share amounts):

                                                          YEAR ENDED MARCH 31,
                                                    ---------------------------------
                                                      2001         2000        1999
                                                    ---------    --------    --------
Numerator
  Net loss........................................  $(139,972)   $(16,015)   $(11,701)
                                                    =========    ========    ========
Denominator
  Weighted average shares.........................     73,263      66,194      26,750
  Weighted average unvested common stock subject
     to repurchase................................     (7,680)    (11,604)    (13,552)
                                                    ---------    --------    --------
  Denominator for basic and diluted calculation...     65,583      54,590      13,198
                                                    =========    ========    ========
Net loss per share:
  Basic and diluted...............................  $   (2.13)   $  (0.29)   $  (0.89)
                                                    =========    ========    ========

                               SCIENT CORPORATION

     The following table sets forth common stock equivalents that are not included in the diluted net income per share calculation above because to do so would be antidilutive for the periods indicated (in thousands):

                                                              YEAR ENDED MARCH 31,
                                                           --------------------------
                                                            2001      2000      1999
                                                           ------    ------    ------
Weighted average effect of common stock equivalents:
  Convertible preferred stock............................      --        --    28,476
  Common stock warrants..................................      --        --       126
  Unvested common stocks subject to repurchase...........   7,680    11,604    13,552
  Employee stock options.................................   8,967     8,866     4,702
                                                           ------    ------    ------
                                                           16,647    20,470    46,856
                                                           ======    ======    ======

  Impairment of Long-Lived Assets

     Scient evaluates the recoverability of our long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future discounted cash flows attributable to such assets. Scient assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

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

     Scient engages in business activities in one operating segment, which provides business and technology consulting and solutions, primarily on a time and material basis.

                               SCIENT CORPORATION

     Data for the geographic regions in which Scient operates is presented below:

                                                           YEAR ENDED MARCH 31,
                                                      -------------------------------
                                                        2001        2000       1999
                                                      --------    --------    -------
Revenues:
  North America.....................................  $250,843    $151,317    $20,675
  Singapore.........................................    30,648       2,889         --
  Other international...............................    18,686       1,523         --
                                                      --------    --------    -------
          Total revenues:...........................  $300,177    $155,729    $20,675
                                                      ========    ========    =======
Long-lived assets:
  North America.....................................  $ 15,887    $ 17,982    $ 3,410
  Singapore.........................................     1,132       1,155         --
  Other international...............................       610          72         --
                                                      --------    --------    -------
          Total long-lived assets:..................  $ 17,629    $ 19,209    $ 3,410
                                                      ========    ========    =======

     Other international consists of the revenues and assets of operations in Europe and Asia Pacific excluding Singapore.

  Advertising Expenses

     Scient expenses the cost of advertising and promoting its services as incurred. Such costs are included in selling, general and administrative in the consolidated statements of operations and totaled $470,000, $4.4 million, and $4.9 million for the years ended March 31, 1999, 2000 and 2001, respectively.

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

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Hedging Activities, an amendment of FASB Statement No. 133", effective for all interim and annual periods beginning after June 15, 2000. As indicated, SFAS No 138 amends accounting and reporting standards for certain derivative instruments and certain hedging activities. Scient does not expect the adoption of these standards to have a material effect on its results of consolidated operations, financial position, or cash flows.

 2. BUSINESS COMBINATION

     In August 2000, Scient acquired AXIDIA, an eBusiness services firm located in France. Under the terms of the acquisition agreement Scient paid cash of approximately $7.7 million, and issued approximately 121,000

                               SCIENT CORPORATION
shares of its common stock in exchange for all of the outstanding common stock of AXIDIA. The acquisition was accounted for as a purchase business combination and accordingly, the results of AXIDIA's operations have been included in Scient's financial statements from August 2000.

     The total consideration for the transaction was valued approximately $14.5 million, which includes the value of cash paid, common stock issued and other direct acquisition costs. The purchase price has been allocated to the fair value of assets acquired and liabilities assumed and workforce-in-place. The workforce-in-place has been recorded as an intangible asset and is amortized on a straight-line basis over 2 years.

     The historical results of operations of AXIDIA for the periods ended March 31, 1999 and 2000 were not material to the consolidated results of operations of Scient for the respective periods.

 3. BALANCE SHEET COMPONENTS

     Allowance for doubtful accounts are estimated and established based on specific circumstances of each customer. Additions to the allowance are charged to selling, general and administrative expenses. Accounts receivables are written off against the allowance for doubtful accounts when an account is deemed uncollectible. Recoveries on account receivable previously charged off as uncollectible are credited to the allowance for doubtful accounts. Changes in the account receivable allowance were as follows (in thousands):

                                                                                    BALANCE,
                                        BEGINNING                                    END OF
                                         BALANCE     ADDITIONS(1)    WRITEOFFS       PERIOD
                                        ---------    ------------    ---------    -------------
YEAR ENDED MARCH 31, 1999:
Allowance for doubtful accounts.......   $   --        $   200        $    --        $   200
Allowance for revenue reserves........       --             --             --             --
                                         ------        -------        -------        -------
                                         $   --        $   200        $    --        $   200
                                         ======        =======        =======        =======
YEAR ENDED MARCH 31, 2000:
Allowance for doubtful accounts.......   $  200        $ 1,583        $    --        $ 1,783
Allowance for revenue reserves........       --             --             --             --
                                         ------        -------        -------        -------
                                         $  200        $ 1,583        $    --        $ 1,783
                                         ======        =======        =======        =======
YEAR ENDED MARCH 31, 2001:
Allowance for doubtful accounts.......   $1,783        $12,249        $(2,532)       $11,500
Allowance for revenue reserves........       --         16,127             --         16,127
                                         ------        -------        -------        -------
                                         $1,783        $28,376        $(2,532)       $27,627
                                         ======        =======        =======        =======

---------------
(1) Additions resulting from increase in allowance for revenue reserves were offset against revenues.

                               SCIENT CORPORATION

                                                          YEAR ENDED MARCH 31,
                                                          ---------------------
                                                            2001        2000
                                                          --------    ---------
                                                             (IN THOUSANDS)
Accounts receivable:
  Accounts receivable...................................  $47,703     $ 27,848
  Unbilled fees and services............................    7,063       29,956
                                                          -------     --------
                                                           54,766       57,804
  Less allowance for doubtful accounts..................  (27,627)      (1,783)
                                                          -------     --------
                                                          $27,139     $ 56,021
                                                          =======     ========
Other current assets:
  Billable expenses.....................................  $11,148     $  2,339
  Deposits..............................................      736        1,294
  Other.................................................      925          595
                                                          -------     --------
                                                          $12,809     $  4,228
                                                          =======     ========
Property and equipment:
  Computer equipment and software.......................  $ 9,778     $  6,004
  Equipment under capital leases........................    6,392        6,022
  Furniture and fixtures................................    2,078        2,412
  Leasehold improvements................................    7,836        5,564
                                                          -------     --------
                                                           20,002       26,084
  Less accumulated depreciation and amortization........  (17,806)      (3,939)
                                                          -------     --------
                                                          $ 8,278     $ 16,063
                                                          =======     ========

     Depreciation expense for the years ended March 31, 1999, 2000 and 2001 was $552,000, $3.1 million, and $11.0 million respectively. Accumulated depreciation of assets under capital leases totaled $70,000, $1.4 million and $926,000 at March 31, 1999, 2000 and 2001, respectively. The equipment under capital leases collaterizes the related lease obligations.

4. RESTRUCTURING AND OTHER RELATED CHARGES

     For the year ended March 31, 2001, Scient recorded restructuring and other related charges of $105 million, consisting of $14 million for headcount reductions, $81 million for consolidation of facilities and related fixed assets, and $10 million of other restructuring related charges. These restructuring and other related charges were taken to align Scient's cost structure with changing market conditions and decreased demand for Scient's services to create a more flexible and efficient organization. The plan resulted in headcount reduction of approximately 460 employees, which was made up of approximately 67% professional services staff, and 33% core services staff. Many of the positions that were eliminated related to the office closures in Austin, Texas and Sunnyvale, California facilities. In January 2001, Scient also closed its office in Munich, Germany, which was contemplated in December with the other restructuring plans.

     Total cash outlay for the restructuring and other related activities will be approximately $71 million. The remaining $34 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs. As of the end of the year of fiscal 2001, $25 million of cash was used for restructuring and other related costs. Approximately $11 million cash outlay is expected in the first quarter of 2002, and the remaining cash outlay of approximately $35 million, primarily related to real estate rental obligations, is expected to occur over the next 10 years.

                               SCIENT CORPORATION

     Restructuring and other related activities as of March 31, 2001 were as follow (in millions):

                                                  SEVERANCE
                                                 AND BENEFITS    FACILITIES    OTHER    TOTAL
                                                 ------------    ----------    -----    -----
Provision for fiscal 2001......................      $14            $ 81        $10     $105
Amount utilized in fiscal 2001.................       (9)            (40)        (9)     (58)
                                                     ---            ----        ---     ----
Balance at March 31, 2001......................      $ 5            $ 41        $ 1     $ 47
                                                     ===            ====        ===     ====

     As a result of the deterioration in eBusiness markets, Scient also evaluated the investments held by Scient Capital LLC and determined that these investments had become impaired. Accordingly, an impairment charge of $6.0 million has been recorded to write these investments down to zero, their estimated fair value at March 31, 2001. This charge has been reported on the statement of operations as a component of restructuring and other related charges. Scient does not anticipate making any further investments through Scient Capital.

 5. INCOME TAXES

     At March 31, 2000 and 2001, Scient had approximately $18.0 million and $43.9 million of federal net operating loss carryforwards available and $22.5 million and $49.6 million of state net operating loss carryforwards available to offset future taxable income which expire in varying amounts beginning in 2020 and 2008, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that Scient may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

     Scient has incurred losses for the year ended March 31, 1999, 2000 and 2001. Management believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that Scient will not be able to realize its deferred tax assets and thus a full valuation reserve has been recorded at March 31, 1999, 2000 and 2001. The effective income tax rate differs from the statutory federal income tax rate primarily due to the inability to recognize the benefit of net operating losses.

     Deferred tax assets consist of the following (in thousands):

                                                            YEAR ENDED MARCH 31,
                                                       ------------------------------
                                                        2001       2000        1999
                                                       -------    -------    --------
Deferred tax assets:
Research and development credit......................  $   428    $   199    $     --
Net operating loss carryforwards.....................   17,826      7,304       1,877
Accruals and reserves................................   14,821      1,323         123
Restructuring reserves...............................   33,722         --          --
Fixed assets.........................................       97         --          --
                                                       -------    -------    --------
                                                        66,894      8,826       2,000
Less valuation allowance.............................  (66,894)    (8,826)     (2,000)
                                                       -------    -------    --------
                                                       $    --    $    --    $     --
                                                       =======    =======    ========

 6. BORROWING

     In May 1998, Scient entered into an equipment lease line and a line of credit under a Loan and Security Agreement.

     In February 2000, Scient amended the Loan and Security Agreement to increase the equipment lease line to $4.0 million and the line of credit to $9.2 million. The equipment lease line's draw down expires during

                               SCIENT CORPORATION
the period of May 1999 through September 2000. The amounts available at March 31, 2001 were $1.8 million and $650,000, respectively. Interest will accrue from the date of each draw down at a rate of one percent plus prime per annum and is payable monthly through the expiration date, which is no later than September 2000. The line of credit expires in May 2000 and charges interest at a rate of one-half percent plus prime per annum. Substantially all of the assets of Scient are pledged as collateral for Scient's credit facilities.

     At March 31, 2000, Scient had $2.2 million balance outstanding under the equipment lease line. Interest rates at March 31, 2000 was 8.75%. Scient paid its outstanding balances on the equipment line of credit in April 2000.

     In April 2000, Scient entered into a $40.0 million line of credit agreement with a bank. In September 2000, the line of credit was increased to $50.0 million. Borrowings under this line of credit bear interest at either the LIBOR rate plus a range of 2.25% to 2.75% or the bank's prime rate plus up to 0.5% depending on the outstanding balance and the type of draws. Fourteen standby letters of credit totaling $41.9 million have been issued against this line of credit. Under this line of credit, Scient is required to maintain certain financial covenants. At March 31, 2001, Scient was in compliance with all such covenants. In addition, Scient is also required to maintain a certain cash balance in a restricted account to be used as collateral against the letters of credit issued under this line of credit. Substantially all of the assets of Scient are pledged as collateral for Scient's credit facilities. No borrowing is made against this line of credit at March 31, 2001.

 7. COMMITMENTS AND CONTINGENCIES

  Leases

     Scient leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2022. Rent expense for the years ended March 31, 1999, 2000 and 2001 was $1.2 million, $5.7 million and $18.6 million, respectively. Sublease income for the years ended March 31, 2000 and 2001 was $463,000 and $1.0 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. Scient recognizes rent expense on a straight-line basis over the lease period, and has recognized prepaid expense for rent expenditures not incurred but paid.

     Future minimum lease payments under noncancelable operating and capital leases at March 31, 2001 are as follows (in thousands):

                                                           CAPITAL    OPERATING
                  YEAR ENDED MARCH 31,                     LEASES      LEASES
                  --------------------                     -------    ---------
2002.....................................................  $4,278     $ 28,774
2003.....................................................   2,240       32,534
2004.....................................................     490       34,543
2005.....................................................      38       33,501
2006.....................................................      --       29,936
Thereafter...............................................      --      248,279
                                                           ------     --------
          Total minimum lease payments...................  $7,046     $407,567
                                                                      ========
Less amount representing interest........................     540
                                                           ------
Present value of capital lease obligations...............  $6,506
Less current portion.....................................   3,892
                                                           ------
Capital lease obligations, long-term.....................  $2,614
                                                           ======

                               SCIENT CORPORATION

     In April 2001, Scient entered into agreements for leased office to relieve the above commitment by $14.1 million through the year 2010.

  Letters of Credit

     Scient has issued letters of credit with various financial institutions in the aggregate amount of $41.9 million as security deposits for certain of its lease commitments.

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

 8. TRANSACTIONS WITH ENTITIES RELATED TO DIRECTORS

     A director and a shareholder of Scient, is also a director and shareholder of two clients from which Scient recognized $3.7 million, $4.9 million, and $14.1 million in revenue for the year ended March 31, 1999, 2000 and 2001, respectively. The terms and conditions of such transactions were normal and customary. Balance due from this clients as of March 31, 2000 and 2001 were $1.0 million and $6.2 million, respectively.

 9. COMMON STOCK

     In March 1999, Scient's Board of Directors authorized, and in April 1999 the stockholders approved, the reincorporation of Scient in the State of Delaware. Following the reincorporation, Scient is authorized to issue 40.0 million shares of $.0001 par value Common Stock and 11.5 million shares of $.0001 par value Preferred Stock. In May 1999, upon the effectiveness of the initial public offering, 125.0 million shares of common stock and 10.0 million shares of undesignated convertible preferred stock were authorized. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

     In May 1999, Scient completed an initial public offering of 6.9 million shares of Scient's common stock. Proceeds to Scient, from this initial public offering totaled approximately $62.7 million net of offering cots of $1.5 million. Upon the closing of the initial public offering, Scient's convertible preferred stock converted into 29.5 million shares of common stock.

     In January 2000, Scient completed a follow-on offering of 1.9 million shares of Scient's common stock. Proceeds to Scient from this additional offering totaled approximately $154.3 million net of offering costs of $779,000.

     In April 2000, the shareholders approved an increase in its authorized common shares from 125.0 million to 500.0 million. A portion of the shares sold are subject to the right of repurchase by Scient subject to vesting, which is generally over a four year period from the employee hire date until vesting is complete. At March 31, 2000 and 2001, there were 11.6 million and 7.7 million shares subject to repurchase, respectively.

  Founder's Stock Agreement

     Certain common stock was issued to the founder of Scient and is subject to repurchase in the event of voluntary termination or involuntary termination with cause. Seventy-five percent of the shares vested over a one-year period. The remaining 25% generally vest over an additional three-year period. In the event of termination without cause, a substantial sale of Scient's assets, or a merger, all remaining shares would

                               SCIENT CORPORATION
immediately vest. At March 31, 2000 and 2001, approximately 2.5 million and 1.3 million shares, respectively, of outstanding common stock were subject to repurchase by Scient at the original purchase price of $0.000025.

  Warrants for Common Stock

     In May 1999, Scient entered into a 24-month consulting agreement with a company for recruiting services. Scient paid $500,000, issued 300,000 shares of common stock and granted an option to purchase an additional 100,000 shares at $6.00 per share. Scient, using the Black-Scholes pricing model, calculated the fair value of the option on the date of grant, and recognized the total value of the agreement over the service period.

  Stock Split

     In December 1999, Scient effected a two-for-one stock-split of its common stock. All data shown in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the stock splits.

10. EMPLOYEE BENEFIT PLAN

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

11. STOCK OPTION PLANS

  2000 Stock Plan

     In June 2000, the Board of Directors adopted the 2000 Stock Plan (the "2000 Plan") and reserved 3.0 million shares for issuance thereunder. In January 2001, and every year thereafter, shares reserved for issuance will automatically increase by a number equal to the lesser of 5% of the total number of shares of common stock outstanding or 5.0 million shares. The 2000 Plan authorized the award of options and restricted stock awards. Options granted under the 2000 Plan are nonqualified stock options ("NSO"). Awards may be granted to employees and consultants of Scient and its affiliates. However, members of the Board and individuals who are considered officers of Scient under the rules of the National Association of Securities Dealers are not eligible for the grant.

     Options under the 2000 Plan generally are granted for periods of up to ten years and vest 25% of the options after one month from the date of grant, with the remaining options vesting in equally monthly installments over the following 36 months.

  1999 Equity Incentive Plan

     In March 1999, the Board of Directors adopted and the stockholders approved, the 1999 Equity Incentive Plan (the "1999 Plan") and reserved 6.4 million shares, as amended in February 2000, plus the aggregate number of shares of common stock available for issuance under the 1997 Stock Option Plan. In January 2000, and every year thereafter, shares reserved for issuance will automatically increase by a number equal to the lesser of 10%, as amended in February 2000, of the total number of shares of common stock outstanding or 10.0 million shares. The 1999 Plan authorized the award of options, restricted stock awards and stock bonuses. No person will be eligible to receive more than 2.0 million shares in any fiscal year pursuant to the 1999 Plan other than a new employee of Scient or one of its affiliates, who will be eligible to receive no more than

                               SCIENT CORPORATION

4.0 million shares in the fiscal year in which such employee commences employment. Options granted under the 1999 Plan may be either incentive stock options ("ISO") or NSOs. ISOs may be granted only to employees of Scient and its affiliates (including officers and directors of Scient who are also employees). NSOs and other awards may be granted to outside directors of Scient and to employees and consultants of Scient and its affiliates.

     Options under the 1999 Plan generally are granted for periods of up to ten years and vest 25% of the options after one year from the date of grant, with the remaining options vesting in equally monthly installments over the following 36 months.

  1997 Stock Option Plan

     In December 1997, Scient adopted the Scient Corporation 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for the granting of stock options and stock awards to outside directors of Scient and to employees and consultants of Scient and its affiliates. Options granted under the 1997 Plan may be either ISOs or NSOs. Scient reserved 13.4 million shares of common stock for issuance under the 1997 Plan. The 1997 Plan provided that the options should be exercisable over a period not to exceed ten years from the date of the grant.

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

  1999 Employee Stock Purchase Plan

     In April 1999, the board of directors and stockholders adopted the 1999 Employee Stock Purchase Plan (the "ESPP"), which became effective immediately prior to the effective date of Scient's initial public offering. The ESPP reserved 2.0 million shares of Common Stock for issuance thereunder. On each May 1 beginning in 2000, the aggregate number of shares reserved for issuance under the ESPP will be increased automatically to 2.0 million shares. Employees generally will be eligible to participate in the ESPP if they customarily are employed by Scient or one of its participating subsidiaries for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the ESPP) 5% stockholders of Scient or any parent or subsidiary. Under the ESPP, eligible employees may select a rate of payroll deduction up to 15% of their cash compensation subject to certain maximum purchase limitations. The first offering period began on the first business day on which price quotations for Scient's common stock were available on The Nasdaq National Market. The first purchase period was less than six months long. Offering Periods thereafter will begin on May 1 and November 1. Purchases will occur on April 30 and October 31, or the last day of trading prior to these dates. The price at which the common stock is purchased under the ESPP is 85% of the lesser of the fair market value of Scient's Common Stock on the first day of the applicable offering period or on the last day of that purchase period.

                               SCIENT CORPORATION

     The following summarizes stock option activity for Scient option grants (in thousands, except weighted average exercise price)

                                                                      OPTIONS OUTSTANDING
                                                                -------------------------------
                                           OPTIONS AVAILABLE    OUTSTANDING    WEIGHTED AVERAGE
                                               FOR GRANT          SHARES        EXERCISE PRICE
                                           -----------------    -----------    ----------------
Balance at March 31, 1998................        26,096             2,364           $ 0.03
  Granted................................       (15,836)           15,836             0.77
  Exercised..............................            --           (11,392)            0.36
  Canceled...............................           904              (904)            0.11
  Repurchased............................           286                --             0.03
                                                -------           -------
Balance at March 31, 1999................        11,450             5,904             1.36
                                                -------           -------
  Authorized.............................         6,784
  Granted................................       (10,640)           10,640            33.48
  Awarded................................          (300)               --               --
  Exercised..............................            --              (890)            2.54
  Canceled...............................         1,020            (1,020)           12.35
  Repurchased............................           335                --               --
                                                -------           -------
Balance at March 31, 2000................         8,649            14,634            23.86
                                                -------           -------
  Authorized.............................         8,000
  Granted................................       (20,616)           20,616            14.53
  Exercised..............................            --            (1,733)            3.74
  Canceled...............................         7,061            (7,061)           29.36
  Repurchased............................           807                --               --
                                                -------           -------
Balance at March 31, 2001................         3,901            26,456           $16.39
                                                =======           =======

     The following table summarizes the information about stock options outstanding and exercisable at March 31, 2001:

                        OPTIONS OUTSTANDING                     OPTIONS VESTED AND EXERCISABLE
                 ---------------------------------   ----------------------------------------------------
                                  WEIGHTED AVERAGE                          NUMBER
   RANGE OF          NUMBER          REMAINING       WEIGHTED AVERAGE     VESTED AND     WEIGHTED AVERAGE
EXERCISE PRICE    OUTSTANDING     CONTRACTUAL LIFE    EXERCISE PRICE     OUTSTANDING      EXERCISE PRICE
--------------   --------------   ----------------   ----------------   --------------   ----------------
                 (IN THOUSANDS)                                         (IN THOUSANDS)
$ 0.03 -   0.80..      1,594         7.4 years            $ 0.64             1,345            $ 0.61
$ 1.66 -   6.00..     15,072         9.0 years            $ 3.11             5,632            $ 3.63
$10.00 -  26.38..      3,652         8.5 years            $17.98             1,414            $13.72
$32.00 -  45.63..      3,375         8.5 years            $38.13             1,028            $37.41
$50.06 -  68.75..      1,760         8.7 years            $60.13               363            $63.19
$75.25 - 112.81..      1,003         8.8 years            $88.36               245            $91.26
                     ------                                                 ------
                     26,456          8.9 years            $16.39            10,027            $12.41
                     ======                                                 ======

  Fair Value Disclosures

     Scient applies the measurement principles of APB No. 25 in accounting for its stock option plan. Had compensation expense for options granted for the years ended March 31, 1999, 2000 and 2001 been

                               SCIENT CORPORATION
determined based on the fair value at the grant dates as prescribed by SFAS No. 123, Scient's net loss would have been increased to the pro forma amounts indicated below:

                                                            YEAR ENDED MARCH 31,
                                                      --------------------------------
                                                        2001         2000       1999
                                                      ---------    --------   --------
Net loss:
  As reported.....................................    $(139,972)   $(16,015)  $(11,701)
                                                      =========    ========   ========
  Pro forma.......................................    $(188,621)   $(21,322)  $(12,265)
                                                      =========    ========   ========
Net loss per share:
  As reported.....................................    $   (2.13)   $  (0.29)  $  (0.89)
                                                      =========    ========   ========
  Pro forma.......................................    $   (2.88)   $  (0.39)  $  (1.86)
                                                      =========    ========   ========

     Scient calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                              YEAR ENDED MARCH 31,
                                                              --------------------
                                                              2001    2000    1999
                                                              ----    ----    ----
Risk Free Interest Rate.....................................  5.50%   5.65%   5.26%
Expected lives (in years)...................................     4       4       5
Dividend yield..............................................     0%      0%      0%
Expected volatility.........................................   122%     60%      0%

     Because additional option grants are expected to be made each year, the pro-forma impact for the years ended March 31, 1999, 2000 and 2001 is not representative of the pro-forma effects which may be expected in future years.

  Unearned Stock-based Compensation

     In connection with certain stock option grants for the years ended March 31, 1999, 2000, and 2001, Scient recognized unearned stock-based compensation totaling $33.4 million, $5.2 million, and $(1.3 million), respectively, which is being amortized over the vesting periods, generally four years, of the related options. Amortization expense recognized for the years ended March 31, 1999, 2000 and 2001 totaled approximately $7.7 million, $15.6 million, and $9.4 million, respectively.

12. SUBSEQUENT EVENTS

     On April 11, 2001, Scient announced an additional restructuring initiative that included a reduction in force of up to 850 people. The restructuring included plans to downsize and modify the company's geographic footprint and move its corporate headquarters to New York from San Francisco. In addition, Scient closed its Los Angeles and New Jersey offices and plans to reduce its San Francisco, Boston, and Chicago locations to smaller offices.

     As part of the restructuring initiative, in June 2001 Scient divested itself 80.1% of its interest in Scient S.A., its French subsidiary, and 81% of its interest in Scient K.K., its Japanese subsidiary. Scient also licensed the use of the Scient trademark to the French company for 120 days and to the Japanese company for one year in order to allow the businesses to transition to new branding.

                                 EXHIBIT INDEX


Exhibit
Number      Description of Exhibit
------      ----------------------

10.23       Scient Corporation 2000 Stock Plan

21.1        Subsidiaries of Registrant

23.1        Consent of Independent Accountants