Form 10-Q
period 2001-06-30
SCIENT CORP
filed 2001-08-14
CIK 1081394

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

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

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

                        860 BROADWAY, NEW YORK, NY 10003
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (917) 534-8200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ] .

     The number of shares outstanding of the Registrant's Common Stock as of July 27, 2001 was 73,703,795.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SCIENT CORPORATION

                                     INDEX

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets.......................    1
         Condensed Consolidated Statements of Operations.............    2
         Condensed Consolidated Statements of Cash Flows.............    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    7
Item 3.  Qualitative and Quantitative Disclosures about Market
         Risk........................................................   21

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   22
Item 2.  Changes in Securities and Use of Proceeds...................   22
Item 3.  Defaults Upon Senior Securities.............................   22
Item 4.  Submission of Matters to a Vote of Security Holders.........   22
Item 5.  Other Information...........................................   22
Item 6.  Exhibits and Reports on Form 8-K............................   22
SIGNATURE............................................................   23

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SCIENT CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                               JUNE 30,      MARCH 31,
                                                                 2001          2001
                                                              -----------    ---------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $  68,745     $  93,601
  Restricted cash...........................................      26,683        18,626
  Short-term investments....................................      19,696        48,846
  Accounts receivable, net..................................      10,330        27,139
  Prepaid expenses and other................................       8,477        18,203
                                                               ---------     ---------
          Total current assets..............................     133,931       206,415
Property and equipment, net.................................      10,942         8,278
Intangibles, net............................................          --         9,351
                                                               ---------     ---------
                                                               $ 144,873     $ 224,044
                                                               =========     =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   1,862     $   6,357
  Accrued compensation and benefits.........................      13,040        15,047
  Accrued other expenses....................................      50,963        57,324
  Deferred revenue..........................................          85           105
  Capital lease obligations, current........................       3,361         3,892
                                                               ---------     ---------
          Total current liabilities.........................      69,311        82,725
Capital lease obligations, long-term........................       2,019         2,614
                                                               ---------     ---------
                                                                  71,330        85,339
                                                               ---------     ---------
Stockholders' equity:
  Common stock: $0.0001 par value; 500,000 authorized;
     73,672 and 73,772 shares issued and outstanding,
     respectively...........................................           7             7
  Additional paid-in capital................................     312,623       313,866
  Unearned compensation.....................................      (3,933)       (6,321)
  Accumulated deficit.......................................    (235,154)     (168,847)
                                                               ---------     ---------
          Total stockholders' equity........................      73,543       138,705
                                                               ---------     ---------
                                                               $ 144,873     $ 224,044
                                                               =========     =========

           See notes to condensed consolidated financial statements.

                               SCIENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
                                                                  (UNAUDITED)
Net revenue.................................................  $ 11,306    $91,361
Operating expenses:
  Professional services (exclusive of stock-based
     compensation of $1,072 and $2,029 for 2001 and 2000)...    13,370     38,094
  Selling, general and administrative (exclusive of
     stock-based compensation of $129 and $889 for 2001 and
     2000)..................................................    14,414     47,790
  Restructuring and other related charges...................    50,260         --
  Amortization of stock-based compensation..................     1,201      2,918
                                                              --------    -------
          Total operating expenses..........................    79,245     88,802
                                                              --------    -------
Income (loss) from operations...............................   (67,939)     2,559
Interest and other income, net..............................     1,632      3,222
                                                              --------    -------
Net income/(loss)...........................................  $(66,307)   $ 5,781
                                                              ========    =======
Net income/(loss) per share:
  Basic.....................................................  $  (0.94)   $  0.09
  Diluted...................................................  $  (0.94)   $  0.07
Weighted average common shares:
  Basic.....................................................    70,213     64,035
  Diluted...................................................    70,213     81,774

           See notes to condensed consolidated financial statements.

                               SCIENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).........................................  $(66,307)   $  5,781
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization..........................     1,241       1,949
     Provisions for doubtful accounts.......................      (444)      1,988
     Impairment of intangibles..............................     9,351          --
     Amortization of stock-based compensation...............     1,201       2,918
     Change in assets and liabilities:
       Accounts receivable..................................    17,253     (16,862)
       Prepaid expenses and other...........................     9,726     (12,156)
       Accounts payable.....................................    (4,495)     (2,233)
       Accrued expenses.....................................    (8,368)    (11,748)
       Deferred revenue.....................................       (20)        192
                                                              --------    --------
          Net cash used in operating activities.............   (40,862)    (30,171)
                                                              --------    --------
Cash flows from investing activities:
  Purchase of investment, net...............................    29,150      (1,582)
  Purchase of property and equipment........................    (5,435)     (4,700)
  Proceeds from sale of property and equipment..............     1,530          --
                                                              --------    --------
          Net cash provided by (used in) investing
            activities......................................    25,245      (6,282)
                                                              --------    --------
Cash flows from financing activities:
  Principal payments for bank borrowing.....................        --      (2,199)
  Proceeds from exercise of common stock options, net of
     stock repurchases......................................       (80)      5,798
  Principal payments on capital lease obligations...........    (1,126)       (740)
  Restricted cash...........................................    (8,057)         --
                                                              --------    --------
          Net cash provided by (used in) by financing
            activities......................................    (9,263)      2,859
                                                              --------    --------
Effect of exchange rate changes on cash.....................        24          66
Decrease in cash and cash equivalents.......................   (24,856)    (33,528)
Cash and cash equivalents at beginning of period............    93,601     108,102
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 68,745    $ 74,574
                                                              ========    ========

           See notes to condensed consolidated financial statements.

                               SCIENT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Scient Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments where Scient does not have the ability to exercise significant influence are accounted for using the cost method. All investments under this method have been considered impaired and written its value to zero according to our management. The accompanying condensed consolidated financials statements are unaudited, but in the opinion of management, contain all the adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2001 included in Scient's Annual Report on Form 10-K.

2. INCOME/(LOSS) PER SHARE

     Basic net income (loss) per share is determined by using the weighed average number of common shares outstanding during the period. Diluted net
(loss) per share is determined by using the weighted average number of common shares, unvested common shares subject to repurchase, and common stock equivalents (representing the dilutive effect of stock options) outstanding during the period. Scient's net income (loss) has not been adjusted for any period presented for purposes of computing basic or diluted net loss per share. For purposes of computing diluted net income (loss) per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Scient's common stock for that period.

     The following table sets forth the computation of basic and diluted income
(loss) per share for the periods indicated (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
                                                                  (UNAUDITED)
Net income (loss)...........................................  $(66,307)   $ 5,781
                                                              ========    =======
Basic net income (loss) per share:
  Weighted average shares outstanding.......................    70,213     64,035
                                                              ========    =======
  Basic net income (loss) per share.........................  $  (0.94)   $  0.09
                                                              ========    =======
Diluted net income (loss) per share:
  Weighted average shares outstanding.......................    70,213     64,035
  Weighted average unvested common shares to repurchase.....        --      8,966
  Dilutive stock options....................................        --      8,773
                                                              --------    -------
  Shares used in computing per share amount.................    70,213     81,774
                                                              ========    =======
  Diluted net income (loss) per share.......................  $  (0.94)   $  0.07
                                                              ========    =======

3. COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles and also considers the affect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of stockholders' equity. Scient

                               SCIENT CORPORATION
reports foreign currency translation gains and losses and unrealized gains and losses on short term investments as components of comprehensive income. For the three months ended June 30, 2001 and 2000, Scient recorded comprehensive loss of $66.3 million and comprehensive income of $5.8 million, respectively.

4. RESTRUCTURING AND OTHER RELATED CHARGES

     In April 2001, Scient recorded a restructuring and other related charges of $50 million, consisting of $34 million for headcount reductions, $4 million for consolidation of facilities and related fixed assets, and $12 million of other related restructuring charges. These restructuring and other related charges were taken to align Scient's cost structure with changing market conditions and decreased demand for Scient's services and to create a more flexible and efficient organization. The plan resulted in headcount reductions of approximately 850 employees, which was made up of 78% professional services staff and 22% core services staff. The April restructuring included plans to significantly downsize and modify Scient's geographic footprint and move its corporate headquarters to New York from San Francisco. In addition, Scient closed its Los Angeles and New Jersey offices, divested 80% of its interests in each of its French and Japanese subsidiaries and plans to reduce its San Francisco, Boston, and Chicago locations to smaller sales offices.

     Total cash outlay for the restructuring and other related activities that were announced in December 2000 and April 2001 will be approximately $112 million. The remaining $43 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs. As of the end of the first quarter of fiscal 2002, $67 million of cash has been used for restructuring and other related costs. An additional $19 million cash outlay is expected in the second quarter of fiscal 2002, and the remaining cash outlay of approximately $26 million, primarily related to real estate rental obligations, is expected to occur over the next 10 years.

     Restructuring and other related activities as of June 30, 2001 were as follow (in millions):

                                                  SEVERANCE
                                                 AND BENEFITS    FACILITIES    OTHER    TOTAL
                                                 ------------    ----------    -----    -----
Fiscal 2001 provision..........................      $ 14           $ 81       $ 10     $105
Amount utilized in fiscal 2001.................        (9)           (40)        (9)     (58)
                                                     ----           ----       ----     ----
Balance at March 31, 2001......................         5             41          1       47
                                                     ----           ----       ----     ----
Fiscal 2002 provision..........................        34              4         12       50
Amount utilized in first quarter fiscal 2002...       (33)            (7)       (12)     (52)
                                                     ----           ----       ----     ----
Balance at June 30, 2001.......................      $  6           $ 38       $  1     $ 45
                                                     ====           ====       ====     ====

     As a result of the divestiture in the first quarter of 2002 of more than 80% of our French subsidiary, which we acquired in August 2000, Scient wrote off its remaining goodwill balance related to this acquisition of $9.3 million to restructuring and other related charges. This charge has been reported on the statement of operations as a component of restructuring and other related charges.

                               SCIENT CORPORATION

5. BALANCE SHEET COMPONENTS

     As of June 30, 2001, the accounts receivable balance detail was as follows:

                                                         JUNE 30,      MARCH 31,
                                                           2001          2001
                                                        -----------    ---------
                                                        (UNAUDITED)
Accounts receivable:
  Accounts receivable...............................     $ 27,762      $ 47,703
  Unbilled fees and services........................        2,112         7,063
                                                         --------      --------
                                                           29,874        54,766
  Less allowances for doubtful accounts.............      (19,544)      (27,627)
                                                         --------      --------
                                                         $ 10,330      $ 27,139
                                                         ========      ========

6. RECENT ACCOUNTING PRONOUNCEMENT

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for under the purchase method for which the date of acquisition is July 1, 2001, or later. We have engaged in significant acquisition activity in the past, including business combinations, and future business combinations are likely. The provisions of this Statement would require all future business combinations to be accounted for using the purchase method.

     In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for i) intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and ii) goodwill and other intangible assets subsequent to their acquisition. This Statement supersedes APB Opinion No. 17, Intangible Assets. Under the provisions of this Statement, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill shall not be amortized. Goodwill shall be tested for impairment on an annual basis and between annual tests in certain circumstances at a level of reporting referred to as a reporting unit. This Statement is required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this Statement. Scient is still evaluating the impact of adopting these pronouncements on the financial statements.

7. SUBSEQUENT EVENT

     On July 31, 2001, Scient entered into a definitive agreement with iXL Enterprises, Inc., providing for a strategic merger of equals, whereby Scient and iXL will become subsidiaries of a new parent company operating under the Scient name. Under the terms of the definitive agreement, each share of iXL and Scient common stock outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.25 and 0.31 of a share, respectively, of the new holding company's common stock. Approximately 34% of the shareholders of each company have executed voting agreements by which they have agreed to vote their respective shares in favor of the merger. The merger agreement, which has been approved by the board of directors for both companies, is subject to approval by both iXL's and Scient's stockholders, receipt of required regulatory approvals and other customary conditions. The merger is expected to close in the December quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of Scient should be read in conjunction with Scient's consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in Scient's Annual Report on Form 10-K for the year ended March 31, 2001. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Related to Our Business" and elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

     Our net revenue is derived primarily from providing professional services to clients who are expanding or reevaluating their existing businesses to integrate eBusiness capabilities. Although until the quarter ending September 30, 2000, we experienced growth in our net revenue, in each quarter since then we have experienced a sequential decline in net revenue quarter to quarter. We believe that the decline in net revenue was primarily due to a broad-based general economic slowdown in which clients have decreased technology budgets, increased competitive pressure from traditional management consulting, information technology services and eBusiness service competitors, and a lack of urgency by Global 2000 companies to immediately fund large eBusiness projects.

     We expect that our net revenue will be driven primarily by the number and scope of our client engagements, our professional services headcount, and our ability to appropriately staff those engagements and price our services. We have experienced significant customer concentration and expect such concentration will continue for the foreseeable future. Also, net revenue from any given client will vary from period to period and often do so significantly. To the extent that any significant client uses less of our services or terminates its relationship with us, our net revenue could decline substantially. For example, our net revenue declined in the quarter ended June 30, 2001 compared to the quarter ended March 31, 2001, and we expect a decline in our net revenue for the quarter ended September 30, 2001 in part due to certain clients delaying or stopping the use of our professional services. In particular, upon completion of our engagement with one client who accounted for approximately 31% of our gross net revenue in the quarter ended March 31, 2001, we experienced a significant decline in net revenue generated from that client in the quarter ending June 30, 2001. The loss of this or any other significant client could seriously harm our business and results of operations.

     We generally provide our services on a time and materials basis. For the quarter ended June 30, 2001, approximately 91% of net revenue was derived from time and materials contracts, including completed capped fee engagements that were billed and recognized on a time and materials basis. Net revenue pursuant to time and materials contracts are generally recognized as services are provided. Net revenue pursuant to fixed-fee contracts are generally recognized using the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs). Net revenue excludes reimbursable expenses charged to clients.

     Professional services expenses consist primarily of compensation and benefits for our colleagues involved with the delivery of professional services. Professional services margins reflect net revenue for services less professional services expenses. We expect that our per capita professional services expenses will increase over time due to wage increases and inflation. Our professional services margins are affected by the number of work days in a period and level of billability, defined as the percentage of professional services employees' time that is billed to clients, and such margins will vary in the future. Billability for the three months ended June 30, 2001 and 2000 was 11% and 75%, respectively. This decline was primarily due to overcapacity of professional services personnel in light of decreasing market demand for our services. Any significant decline in fees billed to clients, the loss of one or more significant clients, or the failure to match the level of client demand for our services with our professional services capacity without a corresponding decline in professional services expenses, would have a material adverse effect on our professional services margins. In addition, as a matter of business development and client relationship management, we have provided and expect to continue to provide, limited services to certain clients without compensation for our professional services fees. Any increase in this activity in a particular quarter would have a material adverse effect on professional service margins. Client engagements currently average three to six months' duration. At the end of any engagement, we must re-deploy professional services personnel. Any resulting unbillable time from such re-deployments will adversely affect professional services margins.

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

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the relative composition of net revenue and selected statements of operational data as a percentage of net revenue:

                                                              THREE MONTHS
                                                                 ENDED
                                                                JUNE 30,
                                                              ------------
                                                              2001    2000
                                                              ----    ----
                                                              (UNAUDITED)
Net revenue.................................................   100%   100%
Operating expenses:
  Professional services.....................................   118     42
  Selling, general and administrative.......................   127     52
  Restructuring and other related charges...................   445     --
  Amortization of stock-based compensation..................    11      3
                                                              ----    ---
Total operating expenses....................................   701     97
                                                              ----    ---
Income (loss) from operations...............................  (601)     3
Interest and other income, net..............................    14      3
                                                              ----    ---
Net income/(loss)...........................................  (587)%    6%
                                                              ====    ===

NET REVENUE

     Net revenue decreased 88% in the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. This decrease resulted primarily from a broad-based general economic slowdown in which clients have significantly tightened technology budgets, increased competitive pressure from traditional management consulting, information technology services and eBusiness service competitors and a lack of urgency by Global 2000 companies to immediately fund large eBusiness projects. As a result of the decline in demand for our services, we saw a significant decrease in the number of clients and the scope of engagements. For the three months ended June 30, 2001, our five largest clients accounted for approximately 49% of our net revenue, compared to 30% of net revenue for the three months ended June 30, 2000. During the three months ended June 30, 2001 and 2000, one client accounted for 13% and 6% of net revenue, respectively. Our net revenue for the quarter ended June 30, 2001 declined 58% compared to our net revenue for the quarter ended March 31, 2001. We believe that the decline in net revenue was primarily due to the factors cited above.

OPERATING EXPENSES

     Professional Services. Our professional service expenses decreased 65% in the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. This decrease was primarily a result of our restructuring activities in December 2000 and April 2001, which resulted in a significant decrease in professional services colleagues in response to the declines in the number of our clients and the scope of our engagements during that time frame. Professional services expenses as a percentage of net revenue increased to 118% for the three months ended June 30, 2001 from 42% for the three months ended June 30, 2000, due primarily to lower utilization of professional services colleagues and significantly lower net revenue.

     Selling, General and Administrative. Selling, general and administrative expenses decreased 70% in the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. This decrease was also primarily due to our restructuring activities in December 2000 and April 2001, which resulted in a significant decrease in our core service colleagues and general administrative expenses incurred by our core service departments. Selling, general and administrative expenses as a percentage of net revenue increased to 127% for the three months ended June 30, 2001, as compared to 52% for the three months ended June 30, 2000, due to net revenue for the quarter ending June 30, 2001 being lower than was expected at the outset of the quarter.

     Restructuring and Other Related Charges. In April 2001, Scient recorded a restructuring and other related charges of $50 million, consisting of $34 million for headcount reductions, $4 million for consolidation of facilities and related fixed assets, and $12 million of other related restructuring charges. These restructuring and other related charges were taken to align Scient's cost structure with changing market conditions and decreased demand for Scient's services and to create a more flexible and efficient organization. The plan resulted in headcount reduction of approximately 850 colleagues, which was made up of 78% professional services staff, and 22% core services staff. The April 2001 restructuring included plans to significantly downsize and modify Scient's geographic footprint and move its corporate headquarters to New York from San Francisco. In addition, Scient closed its Los Angeles and New Jersey offices, divested 80% of its interests in each of its French and Japanese subsidiaries and plans to reduce its San Francisco, Boston, and Chicago locations to smaller sales offices.

     Total cash outlays for the December 2000 and April 2001 restructuring and other related activities will be approximately $112 million. The remaining $43 million of restructuring and other related costs consists of non-cash charges primarily for asset write-offs. As of the end of the first quarter of fiscal 2002, $67 million of cash has been used for restructuring and other related costs. An additional $19 million cash outlay is expected in the second quarter of fiscal 2002, and the remaining cash outlay of approximately $26 million, primarily related to real estate rental obligations, is expected to occur over the next 10 years.

     Amortization of Stock-Based Compensation. We have recorded stock compensation for the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are amortizing this amount over the vesting periods of the applicable options, resulting in amortization expense of $1.2 million and $2.9 million in the three months ended June 30, 2001 and 2000 respectively.

INTEREST AND OTHER INCOME, NET

     Interest and other income, net, decreased 49% in the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. This decrease was due primarily to lower average balances of investment funds and interest bearing funds in the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. These lower balances resulted primarily from our restructuring activities and declining business environment, which required significant expenditures of cash since the quarter ended June 30, 2000.

PROVISION FOR INCOME TAXES

     Scient has incurred losses from inception through quarter ended June 30, 2001. As of June 30, 2001, we had federal and state net operating loss carryforwards to offset future taxable income which expire in varying amounts beginning in 2020 and 2008, respectively. Management believes that, based on the history of such losses and other factors, it is more likely than not that Scient will not be able to realize its deferred tax assets and thus a full valuation reserve has been recorded. The effective income tax rate differs from the statutory federal income tax rate primarily due to the inability to recognize the benefit of net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     We have primarily funded our operations from cash flow generated from operations and the proceeds from our public stock offerings. Cash used in operating activities for the three months ended June 30, 2001 and 2000 was $40.9 million and $30.2 million, respectively. As of June 30, 2001 we had $115.1 million in cash and cash equivalents, restricted cash and short-term investments compared to $161.1 million at March 31, 2001.

     Cash provided in investing activities was $25.2 million for the three months ended June 30, 2001. This was due primarily to capital expenditures of approximately $5.4 million offset by sale of assets of $1.5 million and maturity or sale of short-term investments, net of $29.2 million. Cash used in investing activities was $6.3 million for the three months ended June 30, 2000 consisting of the purchase of investments of $1.6 million and capital expenditures of approximately $4.7 million. We invest predominantly in instruments that are highly liquid, investment grade securities and have maturity of less than one year. These expenditures were primarily for leasehold improvement and furniture and fixtures.

     Cash used by financing activities was $9.3 million for the three months ended June 30, 2001 and primarily consisted of capital lease payments of $1.1 million and an increase in restricted cash balance of $8.1 million. Cash provided by financing activities was $2.9 million for the three months ended June 30, 2000 and was primarily derived from proceeds from the exercise of common stock options of $5.8 million, offset by repayment of our outstanding loan balance of $2.2 million.

     We have a revolving line of credit of $50.0 million. Borrowings under this line of credit bear interest at either the LIBOR rate plus a range of 2.25% to 2.75% or the bank's prime rate plus up to 0.5% depending on the outstanding balance and the type of draws. As of June 30, 2001, there were no outstanding borrowings under this line of credit. Fifteen standby letters of credit totaling $39.6 million have been issued against this line of credit.

     We calculate average days' sales outstanding ("DSO") based on average account receivables for the period divided by average daily sales for that equivalent period. Our DSO has increased significantly from the year earlier period primarily as a result of lower average daily sales and longer payment time of our customers.

     We believe that our current cash balance and cash generated from operations will be sufficient to fund our current anticipated cash needs through the next 12 months. To the extent we are unable to fund our operations from cash flows, we may need to obtain financing in the form of either additional equity or indebtedness. There can be no assurance that additional financing will be available on terms acceptable to us, if at all.

PROPOSED MERGER WITH IXL ENTERPRISES, INC.

     On July 31, 2001, Scient entered into a definitive agreement with iXL Enterprises, Inc., providing for a strategic merger of equals, whereby Scient and iXL will become subsidiaries of a new parent company operating under the Scient name. Under the terms of the definitive agreement, each share of iXL and Scient common stock outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.25 and 0.31 of a share, respectively, of the new holding company's common stock. Approximately 34% of the shareholders of each company have executed voting agreements by which they have agreed to vote their respective shares in favor of the merger. The merger agreement, which has been approved by the board of directors for both companies, is subject to approval by both iXL's and Scient's stockholders, receipt of required regulatory approvals and other customary conditions. The merger is expected to close in the December quarter of 2001. Copies of the merger agreement and the voting agreements are attached hereto as Exhibits 2.2 and made a part hereof.

OTHER FACTORS AFFECTING OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

WE HAVE EXPERIENCED, AND EXPECT IN THE FUTURE TO EXPERIENCE, A DECLINE IN OUR NET REVENUE, WHICH WILL NEGATIVELY IMPACT OUR FINANCIAL RESULTS

     Our net revenue for the quarter ended June 30, 2001 declined 58% compared to our net revenue for the quarter ended March 31, 2001. We believe the decline in net revenue was primarily due to a broad-based general economic slowdown in which clients have significantly tightened technology budgets, increased competitive pressure from traditional management consulting, information technology services and eBusiness service competitors and a lack of urgency by Global 2000 companies to immediately fund large eBusiness projects. We expect net revenue for the quarter ended September 30, 2001 to decline compared to our net revenue for the quarter ended June 30, 2001. As a result of the decline in demand for our services, in the quarter ended December 31, 2000 we reduced our headcount from 1,868 colleagues to 1,492 colleagues and closed offices in Sunnyvale, California and Austin, Texas, and in January 2001, we closed our office in Munich, Germany. In the quarter ended March 31, 2001, our headcount further decreased from 1,492 colleagues to 1,333 colleagues. In April 2001, we announced a further restructuring that during the quarter ended June 30, 2001 resulted in the reduction of approximately 850 additional positions, the closing of Los Angeles and New Jersey offices, the divestiture of 80% of our French and Japanese subsidiaries and the move of our headquarters from San Francisco to New York. As part of the April 2001 restructuring we also plan to reduce our San Francisco, Chicago, and Boston locations to smaller sales offices. We will be required to further reduce our headcount, close more offices or further reduce expenses if our net revenue continues to decline or continue to be insufficient to support our cost structure. Our ability to generate net revenue will be impaired to the extent we have reduced our professional services resources and our core services support functions. In addition, if demand for our services increases in the future, we may not be able to expand our operations, including hiring additional colleagues, to meet this demand in a timely fashion or at all. If we cannot increase our net revenue in future periods, our financial results will suffer.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE ABLE TO RETURN TO PROFITABILITY

     Prior to the quarter ended March 31, 2000, we had a history of successive quarterly losses, and we had losses for the quarters ended June 30, 2001 and March 31, 2001. We incurred net losses of $16.0 million for the year ended March 31, 2000, net losses of $140.0 million for the year ended March 31, 2001 and a net loss of $66.3 million for the quarter ended June 30, 2001. As of June 30, 2001, we had an accumulated deficit of $235.2 million. As a result, we will need to increase net revenue and manage expenses in order to return to profitability.

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

OUR QUARTERLY AND ANNUAL NET REVENUE AND OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE

     Our quarterly net revenue and operating results are volatile and difficult to predict. Our net revenue increased on a quarter-to-quarter basis through the quarter ended September 30, 2000 and then decreased 22% for the quarter ended December 31, 2000, decreased 66% for the quarter ended March 31, 2001, and decreased 58% for the quarter ended June 30, 2001. It is likely that in future periods our operating results will continue to be below the expectations of public market analysts or investors. The market price for our common stock has decreased significantly in recent months, and if our future operating results are below the expectations of public market analysts or investors, the market price of our common stock may decline further.

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

     - Costs related to the closing, opening, shrinking, or expanding of Scient office;

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

     - The introduction of new services or products by us or our competitors;
       and

     - Our ability to manage costs, including personnel costs and support services costs.

     Our net revenue is derived primarily from professional services, which we generally provide on a time and materials basis, although we have in the past and expect in the future to provide professional services on a fixed-fee basis and on a time and materials basis with a cap on the amount of fees we may invoice without client consent. Net revenue pursuant to time and materials contracts are generally recognized as services are provided. Since personnel and related costs constitute the substantial majority of our operating expenses and since we establish these expenses in advance of any particular quarter, underutilization of our professional services employees or an inability to bill a client for all or a portion of the services we provide may cause significant reductions in our operating results for a particular quarter and could result in losses for such quarter. In addition, we have provided and may provide in the future limited services to clients on a non-billable basis. Any increase in such activity could have a negative impact on our margins and other operating results. A significant percentage of our employees are in core support services, including technology infrastructure, human resources, and finance and administration, in order to support our expected growth over time. As a result, a significant portion of our operating expenses is fixed in the short term. Even if we decide to further reduce our professional services and core services headcount, the financial benefit of such reductions will likely be delayed by up to a quarter due to legal requirements regarding notice and payments to effected colleagues. As a result a significant portion of our operating expenses is fixed in the short term. Therefore, any failure to generate net revenue according to our expectations in a particular quarter could result in losses for the quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Although we have limited historical financial data, we have experienced and expect to continue to experience seasonality in net revenue from our eBusiness services. These seasonal trends may materially affect our quarter-to-quarter operating results. Net revenue and operating results in our quarter ending December 31 are typically lower relative to our other quarters because there are a lower number of billable days in this quarter due to holidays and vacation days.

THE IMPACT OF OUR RESTRUCTURING EFFORTS MAY ADVERSELY AFFECT OUR OPERATING
RESULTS

     In response to the recent decline in demand for our services and the resulting decline in our net revenue in the past several quarters, we implemented the reduction of our headcount by approximately 460 personnel in the quarter ended December 31, 2000 and approximately another 850 personnel in the quarter ended June 30, 2001 to reduce overcapacity in geographic areas and markets where demand for our services did not support our staffing levels. We also implemented plans to close, divest or reduce the size of offices in the U.S. and internationally and to move our corporate headquarters from San Francisco to New York. As a result of office closings, Scient continues to pay for office space that it is not currently using. In addition, Scient has committed to future office space leases that it does not expect to need under its current business plan. Certain of these excess obligations, which extend for periods ranging from 2 to 20 years, are secured by cash security deposits or letters of credit, represent a significant portion of Scient's operating expenses on an ongoing basis and thus may have a material impact on its liquidity and ability to borrow funds. Scient's ability to sublease, assign or otherwise divest itself of its surplus office space for at least break-even rent could be adversely affected by depressed real estate market conditions in the relevant cities. Scient's failure to dispose of its surplus office space and to recover the security deposits and obtain the cancellation of the letters of credit may have a material adverse effect on its business, operating results and financial condition.

OUR CLIENTS MAY BECOME UNABLE OR UNWILLING TO PAY US FOR SERVICES PERFORMED

     We assume a certain level of credit risk with our clients in order to do business. Conditions affecting any of our clients could cause them to become unable or unwilling to pay us in a timely manner, or at all, for services we have already provided them. In the past we have experienced significant collection delays from some clients, and we cannot predict whether we will continue to experience similar or more severe delays. In particular, as our client base has shifted to larger enterprise clients with longer billing cycle times and/or unpredictable budget processes, our collections cycle time, and problems in collecting invoiced amounts has increased and may continue to increase in the future. If one or more of our clients fails or refuses to pay us in a timely manner or at all, or if we are unable to collect a number of large accounts receivable, it could have a material adverse effect on business, operating results and financial condition.

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

FAILURE TO MANAGE OUR BUSINESS FOR CHANGES IN DEMAND MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS

     Our business requires substantial managerial attention to ensure that our colleagues and offices operate at an appropriate level of productivity. Failure to effectively manage the productivity and work quality of our colleagues and offices and the corresponding market demand for our services could seriously harm our operations and financial condition. For example, we reduced our headcount by approximately 460 personnel in the quarter ended December 31, 2000 and in April 2001 we implemented plans to further reduce our headcount by approximately 850 additional personnel to reduce overcapacity in geographic areas and markets where demand for our services did not support our staffing levels. If we do not attain increases in net revenue levels and productivity, our business, operating results and financial condition could be seriously harmed.

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

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CLIENTS FOR A SIGNIFICANT PORTION OF OUR NET REVENUE

     The loss of any significant client could seriously harm our business, financial condition and operating results. For the three months ended June 30, 2001, our five largest clients accounted for approximately 49% of our net revenue, and two clients accounted for over 10% of our net revenue. We currently derive and expect to continue to derive a significant portion of our net revenue from a limited number of clients. To the extent that any significant client uses less of our services or terminates its relationship with us, our net revenue could decline substantially. For example, our net revenue continued to decline in the quarter ended June 30, 2001 compared to the quarter ended March 31, 2001 and we might experience further declines in our net revenue for the subsequent quarters in part due to certain clients delaying or stopping the use of our services. In particular, upon completion of our engagement with one client, who accounted for approximately 31% of our gross revenue in the quarter ended March 31, 2001, we experienced a significant decline in the net revenue generated from that client. The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period.

OUR LACK OF LONG-TERM CONTRACTS WITH CLIENTS REDUCES THE PREDICTABILITY OF OUR NET REVENUE

     Our clients retain us on an engagement-by-engagement basis, rather than under long-term contracts. As a result, our net revenue is difficult to predict. Because we incur costs based on our expectations of future net revenue, our failure to predict our net revenue accurately may seriously harm our financial condition and results of operations. Although it is our goal to provide the full range of our eBusiness services to our clients, we are generally retained to design and perform discrete segments of work on an engagement-by-engagement basis. Since large client projects involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of a project or that the client will cancel or delay additional planned projects. For example, many of our potential Global 2000 customers have recently shown a lack of urgency to pursue large eBusiness initiatives and a number of our clients have recently slowed or stopped altogether the use of our services. In addition, our existing clients can generally reduce the scope of or cancel their use of our services without penalty and with little or no notice. If a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, we must be able to rapidly redeploy our employees to other engagements in order to minimize underutilization of employees and the resulting harm to our operating results. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress.

ATTRACTING, TRAINING, AND RETAINING QUALIFIED EMPLOYEES WILL BECOME MORE DIFFICULT FOLLOWING OUR HEADCOUNT REDUCTIONS

     Our success depends in large part on our ability to hire, train and retain project and engagement managers, technical architects, strategists, engineers, design professionals, other technical personnel and sales and marketing professionals of various experience levels. Any inability to hire, train and retain a sufficient number of qualified employees could hinder the success of our business. In light of our recent restructurings and reductions in headcount, as well as the fact that many of our employees hold options with exercise prices above the current market price of our stock, our ability to retain our employees or to recruit and hire new employees may be difficult. Even if we are able to expand our employee base, the expenditure of resources required to attract and retain such employees may adversely affect our operating margins. In addition, some companies have adopted a strategy of suing or threatening to sue former employees and their new employers. As we hire new employees from our current or potential competitors we are more likely to become a party to one or more lawsuits involving the former employment of one of our employees. Any future litigation against us or our employees, regardless of the outcome, may result in substantial costs and expenses to us and may divert management's attention away from the operation of our business.

WE DEPEND ON OUR KEY PERSONNEL, AND THE LOSS OF ANY KEY PERSONNEL MAY ADVERSELY AFFECT OUR BUSINESS

     We believe that our success will depend on the continued employment of our senior management team. This dependence is particularly important to our business because personal relationships are a critical element of obtaining and maintaining client engagements. If one or more members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, such persons may be very difficult to replace and our business could be seriously harmed. Bill Kurtz resigned from his position of Chief Financial Officer of Scient effective June 30, 2001 and that position has not yet been filled. The loss of this or other members of our senior management team could have a direct adverse impact on our net revenue. In addition, if any of these key employees joins a competitor or forms a competing company, some of our clients might choose to use the services of that competitor or new company instead of our own. Furthermore, clients or other companies seeking to develop in-house eBusiness capabilities may hire away some of our key employees. This would not only result in the loss of key employees but could also result in the loss of a client relationship or a new business opportunity. Any losses of client relationships could seriously harm our business.

COMPETITION FROM BIGGER, MORE ESTABLISHED COMPETITORS WHO HAVE GREATER FINANCIAL RESOURCES HAS RESULTED, AND COULD IN THE FUTURE RESULT, IN PRICE REDUCTIONS, LARGER LOSSES AND LOSS OF MARKET SHARE

     Competition in the eBusiness services market is intense and has become more so with the general market decline in the demand for our services. If we fail to compete successfully against current or future competitors, our business, financial condition and operating results would be seriously harmed. We compete against companies selling electronic commerce software and services, including those offering such software and services on a hosted basis, and the in-house development efforts of companies seeking to engage in electronic commerce. We expect competition to persist and intensify in the future. We cannot be certain that we will be able to compete successfully with existing or new competitors.

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

     Many of our current competitors have longer operating histories, larger client bases, larger professional staffs, greater brand recognition and greater financial, technical, marketing and other resources than we do. Since the decline in demand for our services and our restructurings, potential clients have increasingly viewed the size of a service provider as a more important buying factor, which has often hurt us since we are smaller than many of our competitors. Also, our comparatively small size placed us, and may continue to place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and they may also be able to devote more resources to the development, promotion and sale of their services than we can. Competitors that offer more standardized or less customized services than we do may have a substantial cost advantage, which could force us to lower our prices, adversely affecting our operating margins.

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

WE SOMETIMES AGREE NOT TO PERFORM SERVICES FOR OUR CLIENTS' COMPETITORS

     We sometimes agree not to perform services for competitors of our clients for limited periods of time. These non-compete agreements reduce the number of our prospective clients and the number of potential sources of net revenue. In addition, these agreements increase the significance of our client selection process because many of our clients compete in markets where only a limited number of players gain meaningful market share. If we agree not to perform services for a particular client's competitors and our client fails to capture a significant portion of its market, we are unlikely to receive future net revenue in that particular market.

INTERNATIONAL OPERATIONS ARE EXPENSIVE AND MAY NOT SUCCEED

     Our international operations accounted for approximately 36% of our total net revenue for the quarter ended June 30, 2001 and approximately 16% of our total net revenue for the fiscal year ended March 31, 2001. We have limited experience in marketing, selling and supporting our services in foreign countries. Development of such skills may be more difficult or take longer than we anticipate, especially due to language barriers, currency exchange risks and the fact that the Internet infrastructure in foreign countries may be less advanced than the United States' Internet infrastructure. We have only recently begun to generate net revenue from international operations.

     We may be unable to successfully market, sell, deliver and support our services internationally. For example, we recently divested 80% of our interests in each of our French and Tokyo subsidiaries. If we are unable to conduct our international operations successfully, our business, financial condition and operating results could be seriously harmed. We need to devote significant management and financial resources to our international operations. In particular, we must attract and retain experienced management, strategic, technical, design, sales, marketing and support personnel for our international offices. Competition for such personnel is intense, and we may be unable to attract and retain qualified personnel.

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

     - Changes in regulatory requirements which could raise the cost of doing business or even prevent doing business, or restrict our ability to remove funds or its investments from a country;

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

     - Delayed or lost net revenue due to adverse client reaction;

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

OUR BUSINESS IS DEPENDENT ON OUR ABILITY TO KEEP PACE WITH THE LATEST TECHNOLOGICAL CHANGES

     Our market and the enabling technologies used by our clients are characterized by rapid technological change. Failure to respond successfully to these technological developments, or to respond in a timely or cost-effective way, will result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our net revenue from creating eBusinesses that are based upon today's leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to offer services that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. In addition, we must hire, train and retain technologically knowledgeable professionals so that they can fulfill the increasingly sophisticated needs of our clients.

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

RISKS RELATED TO THE MARKET FOR SCIENT SERVICES

OUR SUCCESS WILL DEPEND ON THE SUSTAINABILITY OF A GLOBAL MARKET FOR OUR
SERVICES

     We cannot be certain that a viable market for our services will be sustainable. The broad economic slowdown has caused many of our customers and potential customers to significantly reduce their technology spending and our clients to stop or delay the use of our services. If a viable and sustainable market for our services does not develop and/or if we do not accurately predict trends in the market and respond to those trends by providing new services or products, Scient may fail. Even if we develop new services or products, there can be no guarantee that a market will exist for such services and products or that such services and products will adequately respond to market trends. If we invest resources to develop new services and products for which a market does not develop, our business and operating results would be seriously harmed. Even if the market for our services grows, it may not grow at an adequate pace, and we may not be able to differentiate our services from those of our competitors. If we are unable to differentiate our services from those of our competitors, our net revenue and operating margins may decline.

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

OUR STOCK PRICE IS VOLATILE

     The market price of our stock has fluctuated significantly. The 52-week high of our closing stock price during the twelve months ended June 30, 2001 was $71.50, while the 52-week low was $0.91. The market price may vary in response to any of the following factors, some of which are beyond our control:

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

WE MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET WHICH COULD HAVE AN ADVERSE EFFECT ON THE LIQUIDITY OF OUR COMMON STOCK

     Scient's stock has closed below $1.00 per share since June 28, 2001. On August 9, 2001, we received a notice from Nasdaq that our Common Stock has failed to maintain a bid price of $1.00 over the preceding 30 consecutive trading days as required for continued listing on the Nasdaq National Market. As a result, Nasdaq provided us with 90 calendar days to regain compliance with this requirement or be delisted from trading. The notice states that if at any time prior to November 5, 2001, the closing bid price of our Common Stock is not sustained at $1.00 or more for at least 10 consecutive trading days, Nasdaq will reevaluate our compliance with the listing qualification. Prior to any actual delisting, we will have an opportunity to request a hearing. If we request such a hearing, we will have the ability to present a plan demonstrating that we can come into compliance with the continued listing requirements. If we fail to prevail at the hearing, however, we will not be able prevent a delisting.

     If our Common Stock is delisted, it will be more difficult to buy or sell our common stock or to obtain timely and accurate quotations to buy or sell our Common Stock. Stock trading on the over-the-counter market are typically less liquid and trade with bigger variations between the bid and ask price. Therefore, the delisting could result in a decline in the trading market for our Common Stock that could depress our stock price and could have an adverse effect on the liquidity of our Common Stock and your ability to sell our Common Stock.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Scient cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. We manage the exposure to financial market risk by performing ongoing evaluations of our investment portfolio and investing in short-term investment-grade securities. These securities are highly liquid and generally mature within 12 months from our purchase date. Due to the short maturities of our investments, the carrying value approximates the fair value. In addition, we do not use our investments for trading or other speculative purposes.

     We have performed an analysis to assess the potential effect of reasonably possible near-term changes in interest and foreign currency exchange rates. The effect of such rate changes is not expected to be material to our results of operations, cash flows or financial condition.

     As of June 30, 2001, our cash included money market securities. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    2.2..     Merger agreement and voting agreements, dated July 31, 2001, for the proposed merger with iXL Enterprises, incorporated herein by reference to Exhibit 2.1, 99.2 and 99.3 to the
              Company's Registration Statement on Form 8-K filed August 3,
              2001 (File No. 333-74731).

(b) Reports on Form 8-K.

     On August 3, 2001, Scient filed a current report on Form 8-K announcing the proposed merger with iXL Enterprises, Inc.

                               SCIENT CORPORATION

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SCIENT CORPORATION

Date: August 13, 2001                     By:   /s/ STEPHEN A. MUCCHETTI
                                            ------------------------------------
                                                    Stephen A. Mucchetti
                                               President and Chief Operating
                                                           Officer

                                          By:       /s/ MICHAEL HAND
                                            ------------------------------------
                                                        Michael Hand
                                                 Vice President, Corporate
                                                         Controller,
                                                  and Corporate Secretary